Form 10-Q
period 1997-06-30
MARCAM SOLUTIONS INC
filed 1997-08-22
CIK 1040622

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark one):

[X]         Quarterly Report pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                       For the quarter ended June 30, 1997

                                       or

[ ]            Transition report pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

            For the transition period from __________ to __________.

                        Commission File Number 000-22841


                             MARCAM SOLUTIONS, INC.
                             ----------------------
             (Exact name of registrant as specified in its charter)

Deleware                                                      04-3371621
--------                                                      ----------
(State or other jurisdiction of incorporation                 (I.R.S. Employer
or organization)                                              Identification No.

95 Wells Avenue, Newton, Massachusetts                        02159
--------------------------------------                        -----
(Address of principal executive offices)                      (Zip code)

Registrant's telephone number, including area code:           (617) 965-0220
                                                              --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           YES [ ]            NO [X]

The number of shares outstanding of the registrant's Common Stock, $.01 Par Value, as of August 6, 1997, was 7,423,388 shares.

PART I:  FINANCIAL INFORMATION
ITEM 1:  Financial Statements

                             MARCAM SOLUTIONS, INC.
                           Consolidated Balance Sheets
                        (In Thousands, Except Par Value)
                                   (Unaudited)

                                                                            June 30,     September 30,
                                    ASSETS                                    1997           1996
                                                                              ----           ----
Current assets:
  Cash and equivalents                                                      $  9,813         $ 21,817
  Accounts receivable, net of allowances of $2,835 at
     June 30, 1997 and $2,472 at September 30, 1996                           45,825           50,602
  Prepaid expenses and other current assets                                   10,800            6,132
                                                                            --------         --------
     Total current assets                                                     66,438           78,551
                                                                            --------         --------
Property and equipment, net                                                   10,041           10,954
Computer software costs, net                                                  19,125           31,292
MAPICS intangible costs, net                                                   4,981            5,325
Other assets                                                                   2,445            6,080
                                                                            --------         --------

    Total assets                                                            $103,030         $132,202
                                                                            ========         ========

        LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Accounts payable                                                          $ 10,370         $ 13,496
  Accrued expenses and other current liabilities                              44,935           41,272
  Deferred revenue                                                            42,654           39,235
                                                                            --------         --------
    Total current liabilities                                                 97,959           94,003
                                                                            --------         --------
Long-term debt                                                                25,438           25,764
Deferred income taxes                                                            830              761
                                                                           ---------         --------
     Total liabilities                                                       124,227          120,528
                                                                           ---------         --------

Commitments and contingencies
Stockholders' equity (deficit):
  Preferred stock, $1.00 par value; 1,000 shares authorized Series D
      Convertible Preferred Stock, 225 shares issued and
          outstanding (liquidation preference of $22,500)                        225              225
      Series E Convertible Preferred Stock, 100 shares issued and
          outstanding (liquidation preference of $10,000)                        100              100
  Common stock, $.01 par value; 30,000 shares authorized;
      11,493 and 11,431 shares issued and outstanding at
      June 30, 1997 and September 30, 1996                                       115              114
  Additional paid-in capital                                                  77,577           76,602
  Accumulated deficit                                                        (98,188)         (62,795)
  Unamortized deferred compensation                                                -             (585)
  Cumulative translation adjustment                                           (1,026)          (1,987)
                                                                            --------         --------
    Total stockholders' equity (deficit)                                     (21,197)          11,674
                                                                            ---------        --------

  Total liabilities and stockholders' equity (deficit)                      $103,030         $132,202
                                                                            ========         ========


          See accompanying Notes to Consolidated Financial Statements.

                             MARCAM SOLUTIONS, INC.
                      Consolidated Statements of Operations
                      (In Thousands, Except Per Share Data)
                                   (Unaudited)


                                                      Three Months Ended           Nine Months Ended
                                                           June 30,                     June 30,
                                                      1997          1996             1997         1996
                                                      ----          ----             ----         ----

Revenues:
  License                                             $ 17,698     $ 24,085         $ 55,782    $ 65,493
  Services                                              26,344       27,099           77,811      83,121
                                                      --------     --------         --------    --------
    Total revenues                                      44,042       51,184          133,593     148,614
                                                      --------     --------         --------    --------

Operating expenses:
  Cost of license revenues                               3,967        3,484           12,643      11,870
  Cost of services revenues                             14,695       17,142           43,813      53,680
  Selling and marketing                                 18,828       21,337           55,585      62,110
  Product development                                    9,637        7,339           25,316      20,966
  General and administrative                             3,197        2,361            7,513       7,782
  Restructuring and other charges                       18,535        8,300           18,535       8,300
                                                      --------     --------         --------    --------
    Total operating expenses                            68,859       59,963          163,405     164,708
                                                      --------     --------         --------    --------

Operating loss                                         (24,817)      (8,779)         (29,812)    (16,094)

Litigation settlement                                       -            -                -       (3,250)
Interest and other income                                   79          260              694       1,195
Interest and other expense                              (1,238)        (953)          (3,273)     (2,890)
                                                      --------     --------         --------    --------


Loss before income tax expense                         (25,976)      (9,472)         (32,391)    (21,039)

Income tax expense                                       1,001        1,110            3,002       3,151
                                                      --------     --------         --------    --------
Net loss                                              $(26,977)    $(10,582)        $(35,393)   $(24,190)
                                                      ========     ========         ========    =========

Net loss per share                                    $  (2.35)    $  (0.93)        $  (3.09)   $  (2.13)
                                                      =========    ========         ========    ========
Weighted average number of shares outstanding           11,498       11,429           11,472      11,382
                                                        ======       ======           ======      ======


          See accompanying Notes to Consolidated Financial Statements.

                             MARCAM SOLUTIONS, INC.
                      Consolidated Statements of Cash Flows
                                 (In Thousands)
                                   (Unaudited)


                                                                      Nine Months Ended
                                                                          June 30,
                                                                     1997             1996
                                                                     ----             ----

Cash flows from operating activities:
  Net loss                                                         $(35,393)        $(24,190)
  Adjustments to reconcile net loss to net cash
  used for operating activities:
      Depreciation and amortization                                  13,313           11,643
      Write-off of computer software costs                           11,125                -
      Provision for restructuring charge, non-cash portion              280            3,800
      Non-cash compensation                                             313                -
      Provision for bad debts                                         2,036            1,801
      Deferred income taxes                                              69             (533)
      Changes in operating assets and liabilities, net of effects of divestiture:
        Accounts receivable                                           2,110             (114)
        Prepaid expenses and other assets                            (1,949)          (1,134)
        Accounts payable                                             (2,873)             804
        Accrued expenses and other current liabilities                4,504           (4,188)
        Deferred revenue                                              4,565            7,703
                                                                   --------         --------
          Net cash used for operating activities                     (1,900)          (4,408)
                                                                   --------         --------

Cash flows from investing activities:
  Purchases of property and equipment                                (3,285)          (4,445)
  Additions to computer software costs                               (7,138)          (9,088)
  Purchases of short-term investments                                 -               (6,909)
  Proceeds from sale of short-term investments                        -                7,954
  Proceeds from sale of subsidiary, net of cash divested              -                 (461)
                                                                   --------         --------
          Net cash used for investing activities                    (10,423)         (12,949)
                                                                   --------         --------

Cash flows from financing activities:
  Principal payments on debt and capital lease obligations             (318)            (312)
  Proceeds from stock option exercises                                  302              611
  Common stock issued under Employee Stock Purchase Plan                427              369
                                                                   --------         --------
          Net cash provided by financing activities                     411              668

Effect of exchange rate changes on cash and cash equivalents            (92)            (245)
                                                                   --------         --------

Net decrease in cash and cash equivalents                           (12,004)         (16,934)

Cash and cash equivalents at beginning of the period                 21,817           27,312
                                                                   --------         --------

Cash and cash equivalents at end of the period                     $  9,813         $ 10,378
                                                                   ========         ========



          See accompanying Notes to Consolidated Financial Statements.

                             MARCAM SOLUTIONS, INC.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

(1) Reporting Entity

         On July 29, 1997, Marcam Corporation spun off in a tax-free distribution the portion of its business relating to its PRISM, Protean and Avantis product lines. In connection with the distribution, Marcam Corporation transferred to Marcam Solutions, Inc., a new wholly owned subsidiary of Marcam Corporation ("Marcam Solutions" or the "Company"), substantially all of the business, assets and liabilities relating to its PRISM, Protean and Avantis product lines and an aggregate of $39.0 million in cash in exchange for (i) the assumption by Marcam Solutions of certain liabilities and obligations relating to the business to be conducted by Marcam Solutions, (ii) a number of shares of common stock of Marcam Solutions sufficient for Marcam Corporation to make the distribution and (iii) warrants to purchase an aggregate of 500,000 shares of common stock of Marcam Solutions. Marcam Corporation distributed all of its ownership interest in Marcam Solutions by means of a distribution on July 29, 1997 to its stockholders of record on July 23, 1997 (the "Distribution"). In connection with the Distribution, Marcam Corporation changed its name from "Marcam Corporation" to "MAPICS, Inc." ("MAPICS").

         Although the common stock of Marcam Solutions was distributed to Marcam Corporation's shareholders, the Distribution is being recorded for accounting purposes as a disposal of the business conducted by MAPICS, due to the relative significance of the business conducted by Marcam Solutions. The financial statements of Marcam Solutions for reporting periods after the Distribution will reflect the Distribution as a disposal of the business conducted by MAPICS and will not be restated to remove the effects of the prior operating results of the MAPICS business. The financial statements of Marcam Solutions for periods prior to the Distribution correspond to the historical consolidated financial statements of Marcam Corporation.

(2) Basis of Presentation

         The accompanying unaudited consolidated financial statements of Marcam Solutions in this Form 10-Q have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission"). As permitted by the rules of the Commission applicable to quarterly reports on Form 10-Q, these notes are condensed and do not contain all disclosures required by generally accepted accounting principles. In the opinion of management, these financial statements contain all adjustments (consisting of only normal, recurring adjustments) necessary to present fairly the Company's financial position, results of operations and cash flows as of the dates and for the periods indicated. While the Company believes that the disclosures presented are adequate to make these financial statements not misleading, these financial statements should be read in conjunction with Marcam Corporation's audited financial statements and related notes included in the Marcam Corporation Annual Report on Form 10-K for the fiscal year ended September 30, 1996 and the Marcam Corporation Proxy Statement dated June 16, 1997 for its special meeting of stockholders held on July 17, 1997.

         The results of operations for the three and nine months ended June 30, 1997 are not necessarily indicative of the results to be expected for the full year.

         Certain amounts have been reclassified to conform with the current period presentation.

(3) Restructuring and Other Charges

     1997 charges
     During the third fiscal quarter of 1997, the Company's business and operating expense structure were reviewed to identify opportunities for cost reductions, and actions were initiated to reduce operating expenses. As a result of these actions as well as an assessment of capitalized software costs and the costs associated with the Distribution, the Company recorded restructuring and other charges totaling $18,535,000 in the quarter. Of this amount, approximately $1,710,000 related principally to reductions in staffing (approximately 100 employees) throughout the business, except the Protean and Avantis development organizations; $1,500,000 related to the closure of certain European facilities, including associated write-offs of property and equipment and lease cancellation costs; and $1,000,000 related to other restructuring actions.

     An additional $11,125,000 of this third quarter charge related to the write-off of the capitalized software development costs related to the Protean and Avantis.Pro product lines. This write-off resulted from lower than expected revenue from these product lines during fiscal 1997 and the continuing uncertainty regarding market acceptance of, and significant revenue generation from, these product lines in the near future.

     The charge also included the costs of $3,200,000 associated with the spin-off of Marcam Solutions, Inc. in connection with the Distribution. See Note 1.

     Approximately $7,130,000 of the third quarter charges has resulted or is expected to result in cash expenditures, and the Company expects that nearly all of the restructuring and other actions will be completed by the end of fiscal 1998.

      1996 charges
     During the third fiscal quarter of 1996, the Company recorded a restructuring charge of $8,300,000 related to the Company's divestiture of the MXP product line, the conversion of certain direct sales operations in Asia Pacific and Latin America to affiliate distribution channels, and other staffing reductions in Europe.

     The restructuring charge included $4,000,000 associated with the Company's decision to divest itself of the MXP product line, represented by its Foresight Software, Inc. subsidiary. The amount represented the net loss incurred in connection with the disposition of the stock of Foresight Software, Inc. in a sale, effective June 30, 1996, which closed on July 16, 1996. In exchange for the stock, the Company received a promissory note, as revised, in the amount of $1,847,000. Principal payments were due monthly beginning April 1997 and will continue through June 2001. In addition, the Company may be entitled to royalties based on the attainment of certain future revenue levels. The Company is recognizing proceeds from the note and any future royalties as cash payments are received, due to the uncertainty of collection.

     The charge also included $4,300,000 for the conversion of certain direct sales operations in Asia Pacific and Latin America to affiliate distribution channels and other staffing reductions in Europe. Components of the charge comprised approximately $1,600,000 for the severance costs of 60 employees, $600,000 related to customer commitments, $300,000 related to the write-off of associated fixed assets, $1,000,000 related to the write-off of associated capitalized software translation costs, and $800,000 related to lease cancellations and other costs. The Company expects that nearly all of the restructuring actions will be completed by the end of fiscal 1998.

(4) Commitments and Contingencies

         The Company is subject to legal proceedings and claims which arise in the normal course of business. While the outcome of these matters cannot be predicted with certainty, management does not believe the outcome of any of these legal matters will have a material adverse effect on the Company's future financial position or results of operations.

          Pursuant to the tax sharing agreement between Marcam Solutions and Marcam Corporation (renamed MAPICS, Inc.), Marcam Solutions is generally responsible for certain state and local non-income taxes and certain foreign income taxes for periods ending on or before the date of the Distribution. MAPICS is responsible for all other taxes for such periods, including any taxes arising out of the Distribution.

(5) Subsequent Events

        On July 25, 1997, Marcam Corporation repaid its outstanding 9.82% Subordinated Notes due 2001 with an aggregate principal amount of $25.0 million (the "Subordinated Notes"). The repayment resulted in the payment of a penalty of approximately $1.8 million and the write-off of deferred financing costs of approximately $1.3 million. These charges will be reflected in the statement of operations for Marcam Solutions in the fourth fiscal quarter of 1997.

         On July 25, 1997, Marcam Corporation's $20.0 million credit facility was terminated. As of that date, the Company had no available credit facilities and no borrowings outstanding, other than capital lease obligations.

       Prior to the Distribution, Marcam Corporation (renamed MAPICS, Inc.) and Marcam Solutions entered into various agreements providing for the separation of the product lines and governing various ongoing relationships between the two companies, including a distribution agreement, a general services agreement and a tax sharing agreement.

(6) Supplementary Cash Flow Information

          Capital lease obligations of approximately $930,000 were incurred in the nine-month period ended June 30, 1996, when the Company entered into leases for new equipment.

(7) Selected Pro Forma Financial Information

         The following unaudited pro forma financial information for the three- and nine-month periods ended June 30, 1997 and 1996 reflects how the disposition of the MAPICS business (see Note 1) might have affected the statements of operations if the disposition had occurred on October 1, 1995. The pro forma financial information is presented as if Marcam Solutions had been operated as a separate entity, principally by deducting the operating results of MAPICS from the historical consolidated operating results of Marcam Corporation. The pro forma data is for informational purposes only and may not necessarily reflect future results of operations or what the results of operations would have been had Marcam Solutions been operating as a separate entity.

Pro Forma Results of Operations
(In Thousands, Except Per Share Data)

                                                       Three Months Ended           Nine Months Ended
                                                            June 30,                    June 30,
                                                       1997          1996           1997          1996
                                                       ----          ----           ----          ----
Revenues:
  License                                             $  5,521     $ 14,276         $ 18,277    $ 35,183
  Services                                              16,524       18,780           49,154      59,458
                                                      --------     --------         --------    --------
    Total revenues                                      22,045       33,056           67,431      94,641
                                                      --------     --------         --------    --------

Operating expenses:
  Cost of license revenues                               1,734        2,055            6,281       7,415
  Cost of services revenues                             11,119       14,210           33,629      45,706
  Selling and marketing                                 10,617       14,198           30,927      41,217
  Product development                                    7,102        5,857           17,812      16,362
  General and administrative                             2,616        1,809            5,492       6,212
  Restructuring and other charges                       18,535        8,300           18,535       8,300
                                                      --------     --------         --------    --------
    Total operating expenses                            51,723       46,429          112,676     125,212
                                                      --------     --------         --------    --------

Operating loss                                         (29,678)     (13,373)         (45,245)    (30,571)

Other income (expense), net                             (1,159)        (693)          (2,579)     (4,945)
Income tax expense                                        (861)      (1,022)          (2,573)     (2,794)
                                                      --------     --------         --------    --------
Net loss                                              $(31,698)    $(15,088)        $(50,397)   $(38,310)
                                                      =========    =========        ========    ========

Pro forma net loss per share                          $  (4.30)    $  (2.21)        $  (6.85)   $  (5.62)
                                                      =========    =========        =========   ========
Pro forma weighted average number
 of shares outstanding (a)                               7,374        6,840            7,361       6,816
                                                         =====        =====            =====       =====

(a) The calculation of pro forma weighted average number of shares outstanding includes the weighted average number of common shares outstanding of Marcam Corporation for the respective periods, adjusted to give effect to the distribution of one share of Marcam Solutions Common Stock for each two shares of Marcam Corporation Common Stock and five shares of Marcam Solutions Common Stock for each share of Marcam Corporation Series D and Series E Preferred Stock in connection with the Distribution. The calculation does not include the effect of common equivalent shares from the assumed exercise of stock options and warrants of Marcam Corporation because their inclusion would be anti-dilutive.

PART I.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. The Company's actual results may differ materially from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, fluctuations in quarterly results, particularly resulting from lengthy sales cycles, the variable size and timing of the Company's transactions with customers and relatively fixed expenses in the short term; successful development and enhancement of the Company's products; demand for and market acceptance of the Company's products; availability of funds for the continued financing of the Company's operations and development activities; the proportion of revenues attributable to license fees versus services fees; and the highly competitive nature of the Company's markets. Further information on potential factors that could affect the Company's financial results are included in filings made by the Company from time to time with the Securities and Exchange Commission, including in the section entitled "Factors Affecting Future Performance" contained in the Marcam Corporation Annual Report on Form 10-K for the fiscal year ended September 30, 1996 (0-18674) and the section entitled "Marcam Solutions Risk Factors" contained in the Marcam Corporation Proxy Statement dated June 16, 1997 for its special meeting of stockholders held on July 17, 1997.

Overview

         On July 29, 1997, Marcam Corporation spun off in a tax-free distribution the portion of its business relating to its PRISM, Protean and Avantis product lines. In connection with the distribution, Marcam Corporation transferred to Marcam Solutions, Inc., a new wholly owned subsidiary of Marcam Corporation ("Marcam Solutions" or the "Company"), substantially all of the business, assets and liabilities relating to its PRISM, Protean and Avantis product lines and an aggregate of $39.0 million in cash in exchange for (i) the assumption by Marcam Solutions of certain liabilities and obligations relating to the business to be conducted by Marcam Solutions, (ii) a number of shares of common stock of Marcam Solutions sufficient for Marcam Corporation to make the distribution and (iii) warrants to purchase an aggregate of 500,000 shares of common stock of Marcam Solutions. Marcam Corporation distributed all of its ownership interest in Marcam Solutions by means of a distribution on July 29, 1997 to its stockholders of record on July 23, 1997 (the "Distribution"). In connection with the Distribution, Marcam Corporation changed its name from "Marcam Corporation" to "MAPICS, Inc." ("MAPICS").

         Although the common stock of Marcam Solutions was distributed to Marcam Corporation's shareholders, the Distribution is being recorded for accounting purposes as a disposal of the business conducted by MAPICS, due to the relative significance of the business conducted by Marcam Solutions. The financial statements of Marcam Solutions for reporting periods after the Distribution will reflect the Distribution as a disposal of the business conducted by MAPICS and will not be restated to remove the effects of the prior operating results of the MAPICS business. The financial statements of Marcam Solutions for periods prior to the Distribution correspond to the historical consolidated financial statements of Marcam Corporation.

         Except for the information provided under the caption "Selected Pro Forma Results of Operations" which gives effect to the Distribution, the following discussion and analysis includes data relating to the MAPICS product line. Only the pro forma information reflects Marcam Solutions as if it had been operated as a separate entity.

         Marcam Solutions is a worldwide provider of enterprise applications and services for manufacturing companies. The Company's products offer comprehensive business planning and control solutions to customers' production, logistics, asset management and financial requirements.

         The Company's revenues have historically been derived from licensing its Protean, PRISM, Avantis and MAPICS products. For the first three quarters of fiscal 1996, the Company also derived revenues from its subsidiary, Foresight Software, Inc. ("Foresight") and its MXP product line, which was divested effective as of June 30, 1996. Each of these product lines support different customers' technology strategies. The Protean products, which utilize advanced object technology, tools and databases, are platform independent. PRISM and MAPICS products provide customer solutions implemented on the IBM AS/400. The Avantis products provide customer solutions implemented on both the IBM AS/400 and open systems, utilizing object technology.

         Marcam Solutions also derives revenues from the sale of product support and related services. Product support is offered to licensed customers generally based on agreements that are billed annually, with revenues recognized on a pro rata basis during the contract period. Services include assisting with customer implementation of licensed software, providing custom programming and system integration services, and providing educational material and instruction in the use of licensed software. Services revenues are generally tied to license revenues and are recognized as the services are delivered.

         For the quarter ended June 30, 1997, the Company recorded a net loss of $26,977,000. The net loss included an operating loss, excluding restructuring and other charges, of $6,282,000. The Company's revenues for the quarter ended June 30, 1997 were less than management expected. The expenditures during the quarter, particularly the continued investment in the product development of Protean and underutilized channel costs, had been based on expected revenues. The revenue shortfall, combined with the relatively fixed nature of the expenses over the short term, resulted in the loss. While the Company's AS/400 based businesses were profitable overall, these profits were insufficient to cover losses in Protean due to development and underutilized channel costs.

         Management believes that the achievement of profitability and positive cash flows from operations as soon as possible is essential. Management currently believes that a combination of cost reductions and increased revenues is necessary to achieve this result. During the third fiscal quarter of 1997, the Company's business and operating expense structure were reviewed to identify opportunities for cost reductions, and actions were initiated to reduce operating expenses. As a result of these actions as well as an assessment of capitalized software costs and the costs associated with the Distribution, the Company recorded restructuring and other charges totaling $18,535,000 in the third quarter of 1997.

         Of this amount, approximately $1,710,000 related principally to reductions in staffing (approximately 100 employees) throughout the business, except the Protean and Avantis development organizations; $1,500,000 related to the closure of certain European facilities, including associated write-offs of property and equipment and lease cancellation costs; and

$1,000,000 related to other restructuring actions. An additional $11,125,000 of this third quarter charge related to the write-off of the capitalized software development costs relating to the Protean and Avantis.Pro product lines. This write-off resulted from lower than expected revenue from these product lines during fiscal 1997 and the continuing uncertainty regarding market acceptance of, and significant revenue generation from, these product lines in the near future. The charge also included the costs of $3,200,000 associated with the spin-off of Marcam Solutions, Inc. in connection with the Distribution. Approximately $7,130,000 of the third quarter restructuring and other charges has resulted in or is expected to result in cash expenditures, and the Company expects that nearly all of the restructuring actions will be completed by the end of fiscal 1998.

         In addition to the cost reduction actions initiated in the third quarter of 1997, the Company has undertaken a number of actions designed to increase revenues, including introducing enhanced versions of its Protean and Avantis.Pro products designed to make them more competitive and refocusing its sales and marketing efforts on the PRISM product line. Management currently believes that significant increases in Protean license revenues are required to offset the costs of maintaining the distribution channel and development activities relating to the Protean product line. There can be no assurances, however, that these actions will result in increased revenues or that, when combined with cost reductions, they will result in Marcam Solutions achieving profitability or positive cash flows from operations. Failure to achieve profitability or positive cash flows from operations would materially and adversely affect Marcam Solutions' financial condition.

Results of Operations

         Total revenues decreased 14.0% to $44,042,000 from $51,184,000 and decreased 10.1% to $133,593,000 from $148,614,000 for the three- and nine-month periods ended June 30, 1997, respectively, as compared to the same periods in 1996. Excluding revenues from the Foresight product line, which was divested effective as of June 30, 1996, total revenues for the three- and nine-month periods ended June 30, 1997 decreased 8.3% from $48,047,000 and decreased 2.8% from $137,470,000, respectively, as compared to the same periods in 1996. License revenues decreased 26.5% to $17,698,000 from $24,085,000 and decreased 14.8% to $55,782,000 from $65,493,000 for the three- and nine-month periods ended June 30, 1997, respectively, as compared to the same periods in 1996. Excluding revenues from the Foresight product line, license revenues for the three- and nine-month periods ended June 30, 1997 decreased 20.2% from $22,177,000 and decreased 5.5% from $59,020,000, respectively, as compared to the same periods in 1996. The decrease in license fee revenues for the three- and nine-month periods ended June 30, 1997 as compared to the same periods in 1996, was primarily due to lower license revenue of PRISM, Protean and Avantis which was only partially offset by stronger MAPICS license revenue, particularly within North America.

         Services revenues decreased 2.8% to $26,344,000 from $27,099,000 and decreased 6.4% to $77,811,000 from $83,121,000 for the three- and nine-month periods ended June 30, 1997, respectively, as compared to the same periods in 1996. Excluding revenues from the Foresight product line, services revenues for the three- and nine-month periods ended June 30, 1997 increased 1.8% from $25,870,000 and decreased 0.8% from $78,450,000, respectively, as compared to the same periods in 1996. The increase in services revenues for the three-month period ended June 30, 1997 was primarily due to increased customer support revenues which were partially offset by decreased implementation consulting and customization revenues for the PRISM products. The decrease in services revenues for the nine-month period ended June 30, 1997, was primarily due to decreased implementation consulting and customization revenues for the PRISM products which were partially offset by increased customer support revenues.

         Cost of license revenues represented 22.4% and 22.7% of license revenues for the three- and nine-month periods ended June 30, 1997, respectively, as compared to 14.5% and 18.1% for the same periods in 1996, respectively. The increase in cost of license revenues as a percentage of license revenues for the three- and nine-month periods ended June 30, 1997 as compared to the same periods in 1996 was due to increased amortization of capitalized software translation costs relating to non-U.S. markets and increased amortization of capitalized software development costs related to the MAPICS and Protean products. The percentage increase is also attributable to the decrease in license revenues for the three- and nine-month periods ended June 30, 1997 as compared to the same periods in 1996 as well as increased royalty costs related to MAPICS product line sales as the volume of Solution Partner products licensed increased for the 1997 periods as compared to the 1996 periods. As discussed above, during the third fiscal quarter of 1997, the Company wrote off the capitalized software assets related to the Protean and Avantis.Pro product lines. As a result, the Company expects that amortization costs in the fourth quarter of fiscal 1997 and in fiscal year 1998 will be lower than such costs in comparable periods prior to the write-off. See "Overview."

         Cost of services revenues represented 55.8% and 56.3% of services revenues for the three- and nine-month periods ended June 30, 1997, respectively, as compared to 63.3% and 64.6% for the same periods in 1996, respectively. The improvement in cost of services revenues as a percentage of services revenues for the three- and nine-month periods ended June 30, 1997 as compared to the same periods in 1996 was primarily due to cost savings from expense control and the restructuring efforts implemented during the second half of fiscal year 1996 and due to the service revenues of the Foresight product line having lower gross margins in 1996 than other product lines. The improvement in cost of services revenues as a percentage of services revenues in the nine-month period ended June 30, 1997 is also due to a $2,000,000 special provision for estimated services contract losses which was recorded within the three-month period ended March 31, 1996.

         Selling and marketing expense decreased $2,509,000, or 11.8%, and $6,525,000, or 10.5%, for the three- and nine-month periods ended June 30, 1997, respectively, as compared to the same periods in 1996. These decreases were primarily related to the costs associated with the Foresight product line, which was divested effective as of June 30, 1996. The decreases related to the Foresight product line divestiture more than offset the increased marketing expenditures in 1997 related to the PRISM, Protean, Avantis and MAPICS product lines.

         Gross research and product development expenditures for the three- and nine-month periods ended June 30, 1997 were $11,576,000 and $32,454,000, respectively, as compared to $9,851,000 and $30,054,000 for the same periods in 1996, respectively. The increase in gross research and product development expenses for the three- and nine-months ended June 30, 1997 as compared to the same periods in 1996 is primarily due to increased development costs for the MAPICS and Protean product lines partially offset by lower spending to translate and localize software products for international sale in the nine-months ended June 30, 1997, and no development costs in 1997 related to the divested Foresight product line. Development spending for the PRISM product line during the three- and nine-month periods ended June 30, 1997 was consistent with the level of spending during the same periods in 1996.

         Computer software costs capitalized were $1,939,000 and $7,138,000 for the three- and nine-month periods ended June 30, 1997, respectively, representing 16.8% and 22.0% of gross research and development expenditures, respectively. Computer software costs capitalized during the three- and nine-month periods ended June 30, 1996 were $2,512,000 and $9,088,000, respectively, representing 25.5% and 30.2% of gross research and development expenditures. The decreases as a percentage of gross expenditures were due primarily to lower translation efforts in 1997 and a lower amount of software development expenditure qualifying for capitalization. Additionally, as discussed above, capitalization of Protean and Avantis.Pro development and translation costs ceased during the third fiscal quarter of 1997.

         Therefore, product development expenses were $9,637,000 and $25,316,000 for the three- and nine-month periods ended June 30, 1997, respectively, representing 21.9% and 19.0% of total revenues, respectively. For the three- and nine-month periods ended June 30, 1996, product development expenses were $7,339,000 and $20,966,000, respectively, representing 14.3% and 14.1% of total revenues, respectively. The increases for the three- and nine-month periods ended June 30, 1997, respectively, as compared to the same periods in 1996 were primarily related to the continuing investment in all of the Company's products and lower amounts of costs qualifying for capitalization. The percentage increase is also attributable to the decrease in total revenues for the three- and nine-month periods ended June 30, 1997 as compared to the same periods in 1996.

         General and administrative expenses, which include the Company's finance, accounting and corporate administrative functions, increased by $836,000 for the three-months period ended June 30, 1997 and decreased $269,000 for the nine-month period ended June 30, 1997, as compared to the same periods in 1996. The increase in the three-month period ended June 30, 1997 primarily related to provisions for non-income taxes, employee compensation charges related to the separation from the MAPICS business and consulting fees incurred to review and recommend efficiencies in business processes. The decrease in the nine-month period ended June 30, 1997 was primarily due to a $1,000,000 special provision in 1996 for additional contract claims and legal costs, which was partially offset by the increased charges explained above.

         During the third quarter of fiscal 1997, the Company recorded restructuring and other charges of $18,535,000. See "Overview." During the third quarter of fiscal 1996, the Company recorded a restructuring charge of $8,300,000 related to the divestiture of the MXP product line, the conversion of certain direct sales operations in Asia Pacific and Latin America to affiliate distribution channels, and other staffing reductions in Europe (see Note 3 to the Consolidated Financial Statements, included elsewhere herein).

         During the second quarter of fiscal 1996, the Company reached an agreement in principle to settle the shareholder class action litigation which was brought against the Company in August 1994. Of the $5,750,000 settlement, the Company contributed $2,750,000 from its own funds, with the remainder provided by insurance. The Company recorded a charge in the nine-month period ended June 30, 1996 of $3,250,000 to cover the settlement and other related expenses.

         Interest and other income decreased $181,000 and $501,000 for the three-and nine-month periods ended June 30, 1997, respectively, as compared to the same periods in 1996. These decreases were primarily related to less interest earned on lower cash balances during the 1997 periods as compared to the 1996 periods.

         Interest and other expense increased $285,000 and $383,000 for the three-and nine-month periods ended June 30, 1997, respectively, as compared to the same periods in 1996. These increases were primarily related to foreign exchange losses and non-income tax expenses.

         The income tax expense for the three- and nine-month periods ended June 30, 1997 was $1,001,000 and $3,002,000, respectively. The income tax expense for the three- and nine-month periods ended June 30, 1996 was $1,110,000 and $3,151,000, respectively. The expense in each period was primarily due to foreign withholding taxes and income taxes on income generated in foreign jurisdictions, for which U.S. tax credit utilization is currently uncertain. There was no tax benefit recorded for losses generated in the U.S. during these periods due to the uncertainty of realizing such benefits.

Liquidity and Capital Resources

         The Company has funded its activities primarily from cash generated from operations, from borrowings and from equity financing.

         Current assets decreased $12,113,000 at June 30, 1997 to $66,438,000 from $78,551,000 at September 30, 1996. This decrease was primarily due to lower cash and accounts receivable balances partially offset by higher prepaid expenses and other current assets. The decrease in cash is attributable to cash used to fund operating losses, restructuring-related payments and investments in software development and fixed assets. The decrease in accounts receivable is primarily due to decreased revenues for the three-month period ended June 30, 1997 as compared to the three-month period ended September 30, 1996. The increase in prepaid expenses and other current assets is primarily related to financing costs incurred related to the MAPICS public offering and a reclassification of certain long-term other assets to current assets due to their scheduled realization.

         Current liabilities increased $3,956,000 at June 30, 1997 to $97,959,000 from $94,003,000 at September 30, 1996. The increase was primarily due to the increase in accrued expenses resulting from third fiscal quarter of 1997 restructuring actions as well as the increase in deferred revenue, which resulted from the annual billing of the majority of the Company's maintenance contracts. The maintenance contracts period for the PRISM, Protean and Avantis products is predominantly from January to December, with the billing occurring in January of every year. The revenues from these maintenance contracts are deferred and recognized ratably over the contract period. The increase in accrued expenses and deferred revenues was partially offset by decreases in accounts payable. As a result of the decrease in current assets and the increase in current liabilities, the working capital deficit increased by $16,069,000 from a working capital deficit of $15,452,000 at September 30, 1996 to a working capital deficit of $31,521,000 at June 30, 1997.

         During the nine-month period ended June 30, 1997, operating activities used approximately $1,900,000 of cash for operating expenses, spin-off related expenditures, and affiliate fees. These uses of cash more than offset cash received in advance for support services. During the same period, investing activities used approximately $10,400,000 of cash primarily for the purchase of fixed assets and expenditures for software development. Financing activities during the same period provided $400,000 of cash primarily from proceeds received from the sale of stock to employees, partially offset by payments made on capitalized leases.

         At June 30, 1997, the Company had outstanding $25.0 million in aggregate principal amount of 9.82% unsecured Subordinated Notes due April 30, 2001. The $25.0 million Subordinated Notes were repaid on July 25, 1997. See "Overview." In connection with the repayment, the Company will record charges totaling approximately $3,100,000 in the fourth fiscal quarter of 1997 associated with the prepayment penalties and the write-off of deferred financing costs.

         In fiscal years 1995 and 1996, the Company recorded restructuring charges of $28,756,000 and $10,600,000 respectively. At June 30, 1997, a balance of $1,450,000 associated with these charges remained in accrued expenses and is expected to result in cash expenditures. Of the third quarter 1997 restructuring charge, a balance of $3,918,000 associated with this charge remains in accrued liabilities at June 30, 1997 and is expected to result in cash expenditures.

         It is currently expected that quarterly net losses will continue through at least the third quarter of fiscal 1998 (which ends on June 30, 1998). There can be no assurance that the Company will be profitable thereafter or that profitability, if achieved, will be sustained. In order to support the anticipated growth of its business, the Company expects to keep investing in its marketing, sales and product development activities. The Company's expenses for these and other activities are based in significant portion on its expectations regarding future revenues and are fixed to a large extent in the short term. The Company may be unable to adjust its spending in a timely manner to compensate for any unexpected revenue shortfalls.

         The Company has used cash during fiscal years 1997, 1996 and 1995 to fund strategic investments, in particular substantial expenditures for new product development. For the first three quarters of fiscal 1997 and for fiscal years 1996 and 1995, the Company's gross product development expenditures were $32,454,000, $39,913,000, and $41,140,000, respectively. During the remainder of fiscal year 1997, the Company currently intends to continue to make investments in product development and may need to continue funding operating losses. The Company's objective is to fund these investments and any losses primarily with the $39.0 million capital contribution received in July 1997 from Marcam Corporation and with cash from improved operations. The Company's timely ability to generate cash from operations depends upon, among other things, revenue growth, completion and market acceptance of new products, success in enhancing and selling its current AS/400-based families of products, improvements in operating productivity, and payment terms and collection of accounts receivable.

         There can be no assurances that the Company's operations will generate sufficient cash to finance these activities. Until operations improve to meet its cash requirements, the Company will need to rely on existing cash resources, including the $39.0 million capital contribution from Marcam Corporation. The Company currently anticipates that its available cash will be sufficient to fund operations and other cash needs for the remainder of 1997 and through fiscal year 1998. If, however, such sources prove insufficient in 1998, or over the longer term, the Company will be required to make changes in operations or seek additional debt or equity financing. There can be no assurance that additional debt or equity financing will be available or available with terms acceptable to the Company.

Selected Pro Forma Results of Operations

         The following discussion and analysis relates to Marcam Solutions on a pro forma basis, giving effect to the Distribution. The unaudited pro forma financial information for the three- and nine-month periods ended June 30, 1997 and 1996 is presented as if Marcam Solutions had been operated as a separate entity, principally by deducting the operating results of MAPICS from the historical consolidated operating results of Marcam Corporation. The pro forma data is for informational purposes only and may not necessarily reflect future results of operations or what the results of operations would have been had Marcam Solutions been operating as a separate entity.

         Total revenues decreased 33.0% to $22,045,000 from $33,056,000 and decreased 28.8% to $67,431,000 from $94,641,000 for the three- and nine-month periods ended June 30, 1997, respectively, as compared to the same periods in 1996. Excluding revenues from the Foresight product line, which was divested effective as of June 30, 1996, total revenues for the three- and nine-month periods ended June 30, 1997 decreased 26.3% from $29,919,000 and decreased 19.2% from $83,497,000, respectively, as compared to the same periods in 1996. License revenues decreased 61.3% to $5,521,000 from $14,276,000 and decreased 48.1% to $18,277,000 from $35,183,000 for the three- and nine-month periods ended June 30, 1997, respectively, as compared to the same periods in 1996. Excluding revenues from the Foresight product line, for the three- and nine-month periods ended June 30, 1997 license revenues decreased 55.4% from $12,368,000 and decreased 36.3% from $28,710,000, respectively, as compared to the same periods in 1996. The decreases in license revenues for the three- and nine-month periods ended June 30, 1997 as compared to the same periods in 1996 was primarily due to lower license revenue from the PRISM and Avantis product lines. Protean license revenue for the three month period ended June 30, 1997 increased slightly over the same period in the prior year, but decreased during the nine-months ended June 30, 1997 as compared to the same period in the prior year.

         Services revenues decreased 12.0% to $16,524,000 from $18,780,000 and decreased 17.3% to $49,154,000 from $59,458,000 for the three- and nine-month periods ended June 30, 1997, respectively, as compared to the same periods in 1996. Excluding revenues from the Foresight product line, services revenues for the three- and nine-month periods ended June 30, 1997 decreased 6.2% from $17,551,000 and decreased 11.5% from $54,787,000, respectively, as compared to the same periods in 1996. The decrease in services revenues for the three- and nine-month periods ended June 30, 1997 was primarily due to decreased implementation consulting and customization revenues for the PRISM products.

         Cost of license revenues represented 31.4% and 34.3% of license revenues for the three- and nine-month periods ended June 30, 1997, respectively, as compared to 14.4% and 21.1% for the same periods in 1996, respectively. The increase in cost of license revenues as a percentage of license revenues for the three- and nine-month periods ended June 30, 1997 as compared to the same periods in 1996 was due to increased amortization of capitalized software translation costs relating to non-U.S. markets and increased amortization of capitalized software development costs related to the Protean products. The percentage increase is also attributable to the decrease in license revenues for the three- and nine-month periods ended June 30, 1997 as compared to the same periods in 1996. As discussed above, during the third fiscal quarter of 1997, the Company wrote off the capitalized software assets related to the Protean and Avantis.Pro product lines. See "Overview." As a result, the Company expects that amortization costs in the fourth quarter of fiscal 1997 and in fiscal year 1998 will be lower than such costs in comparable periods prior to the write-off.

         Cost of services revenues represented 67.3% and 68.4% of services revenues for the three- and nine-month periods ended June 30, 1997, respectively, as compared to 75.7% and 76.9% for the same periods in 1996, respectively. The improvement in cost of services revenues as a percentage of services revenues for the three- and nine-month periods ended June 30, 1997 as compared to the same periods in 1996 was primarily due to cost savings from expense control and the restructuring efforts implemented during the second half of fiscal year 1996 and due to the service revenues of the Foresight product line having lower gross margins in 1996 than other product lines. The improvement in cost of services revenues as a percentage of services revenues in the nine-month period ended June 30, 1996 is also due to a $2,000,000 special provision for estimated services contract losses which was recorded within the three-month period ended March 31, 1996.

         Selling and marketing expense decreased $3,581,000, or 25.2%, and $10,290,000, or 25.0%, for the three- and nine-month periods ended June 30, 1997, respectively, as compared to the same periods in 1996. These decreases were primarily related to the costs associated with the Foresight product line, which was divested effective as of June 30, 1996. The decreases related to the Foresight product line divestiture more than offset the increased marketing expenditures in 1997 related to the PRISM, Protean and Avantis product lines.

         Gross research and product development expenditures for the three- and nine-month periods ended June 30, 1997 were $7,673,000 and $21,193,000, respectively, as compared to $7,071,000 and $20,530,000 for the same periods in 1996, respectively. The increase in gross research and product development expenses for the three- and nine-months ended June 30, 1997 as compared to the same periods in 1996 is primarily due to increased development costs for the Protean product line partially offset by lower spending to translate and localize software products for international sale in the nine-months ended June 30, 1997, and no development costs in 1997 related to the divested Foresight product line. Development spending for the PRISM product line during the three- and nine-month periods ended June 30, 1997 was consistent with the level of spending during the same periods in 1996.

         Computer software costs capitalized were $571,000 and $3,381,000 for the three- and nine-month periods ended June 30, 1997, respectively, representing 7.4% and 16.0% of gross research and development expenditures. Computer software costs capitalized during the three- and nine-month periods ended June 30, 1996 were $1,214,000 and $4,168,000, respectively, representing 17.2% and 20.3% of gross research and development expenditures, respectively. The decrease as a percentage of gross expenditures was due primarily to lower translation efforts in 1997 and a lower amount of software development expenditure qualifying for capitalization. Additionally, as discussed above, capitalization of Protean and Avantis.Pro development and translation costs ceased during the third fiscal quarter of 1997. See "Overview."

         Therefore, product development expenses were $7,102,000 and $17,812,000 for the three- and nine-month periods ended June 30, 1997, respectively, representing 32.2% and 26.4% of total revenues, respectively. For the three- and nine-month periods ended June 30, 1996, product development expenses were $5,857,000 and $16,362,000, respectively, representing 17.7% and 17.3% of total revenues, respectively. The increases for the three- and nine-month periods ended June 30, 1997, respectively, as compared to the same periods in 1996 were primarily related to the continuing investment in all of the Company's products and lower amounts of costs qualifying for capitalization as well as the discontinuance of capitalization of Protean and Avantis.Pro development costs during the third fiscal quarter of 1997. The percentage increase is also attributable to the decrease in total revenues for the three- and nine-month periods ended June 30, 1997 as compared to the same periods in 1996.

         General and administrative expenses, which include the Company's finance, accounting and corporate administrative functions, increased by $807,000 for the three-months period ended June 30, 1997 and decreased $721,000 for the nine-month period ended June 30, 1997, as compared to the same periods in 1996. The increase in the three-month period ended June 30, 1997 primarily related to provisions for non-income taxes, employee compensation charges related to the separation from the MAPICS business and consulting fees incurred to review and recommend efficiencies in business processes. The decrease in the nine-month period ended June 30, 1997 was primarily due to a $1,000,000 special provision in 1996 for additional contract claims and legal costs, which was partially offset by the increased charges explained above.

         During the third quarter of fiscal 1997, the Company recorded restructuring and other charges of $18,535,000. See "Overview." During the third quarter of fiscal 1996, the Company recorded a restructuring charge of $8,300,000 related to the divestiture of the MXP product line, the conversion of certain direct sales operations in Asia Pacific and Latin America to affiliate distribution channels, and other staffing reductions in Europe (see Note 3 to the Consolidated Financial Statements, included elsewhere herein).

         Other expense (net of other income), increased $466,000 and $2,366,000 for the three-and nine-month periods ended June 30, 1997, respectively, as compared to the same periods in 1996. These increases were primarily related to less interest earned on lower cash balances during the 1997 periods as compared to the 1996 periods and higher foreign exchange losses and non-income tax expenses during the 1997 periods as compared to the 1996 periods. Additionally, during the second quarter of fiscal 1996, the Company reached an agreement in principle to settle the shareholder class action litigation which was brought against the Company in August 1994. Of the $5,750,000 settlement, the Company contributed $2,750,000 from its own funds, with the remainder provided by insurance. The Company recorded a charge in the nine-month period ended June 30, 1996 of $3,250,000 to cover the settlement and other related expenses.

         The income tax expense for the three- and nine-month periods ended June 30, 1997 was $861,000 and $2,573,000, respectively. The income tax expense for the three- and nine-month periods ended June 30, 1996 was $1,022,000 and $2,794,000, respectively. The expense in each period was primarily due to foreign withholding taxes and income taxes on income generated in foreign jurisdictions, for which U.S. tax credit utilization is currently uncertain. There was no tax benefit recorded for losses generated in the U.S. during these periods due to the uncertainty of realizing such benefits.

PART II.

ITEM 1. Legal Proceedings

         The Company is subject to legal proceedings and claims which arise in the normal course of business. While the outcome of these matters cannot be predicted with certainty, management does not believe the outcome of any of these other legal matters will have a material adverse effect on the Company's future financial position or results of operations.


ITEM 6. Exhibits and Reports on Form 8-K

(a) Exhibits

10.1 Letter Agreement dated June 10, 1997 by and among Marcam Corporation, Marcam Solutions, Inc. and Michael J. Quinlan

10.2 Form of Letter Agreement dated June 10, 1997 by and among Marcam Corporation, Marcam Solutions, Inc. and Mssrs. Ebling and Liptak and Ms. Clark

11     Statement re Computation of Per Share Earnings

27     Financial Data Schedule

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                            MARCAM SOLUTIONS, INC.



August 22, 1997                             /s/ Denis E. Liptak
--------------------                        --------------------
Date                                        Denis E. Liptak
                                            Chief Financial Officer
                                            (Principal Financial and Accounting
                                            Officer)

EXHIBIT INDEX



Exhibit
Number       Description
-------      -----------

10.1 Letter Agreement dated June 10, 1997 by and among Marcam Corporation, Marcam Solutions, Inc. and Michael J. Quinlan

10.2 Form of Letter Agreement dated June 10, 1997 by and among Marcam Corporation, Marcam Solutions, Inc. and Mssrs. Ebling and Liptak and Ms. Clark

11           Statement re Computation of Per Share Earnings

27           Financial Data Schedule