Form 10-K
period 1997-09-30
MARCAM SOLUTIONS INC
filed 1997-12-24
CIK 1040622

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K

(Mark one):

[X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

                  For the fiscal year ended September 30, 1997

[ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from ____________ to ______________.

                        Commission File number 000-22841

                             MARCAM SOLUTIONS, INC.
             (Exact name of registrant as specified in its charter)

Delaware                                                04-3371621
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

95 Wells Avenue
Newton, Massachusetts                                      02159
(Address of principal executive offices)                (Zip code)

       Registrant's telephone number, including area code: (617) 965-0220
        Securities registered pursuant to Section 12(b) of the Act: None
           Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $.01 Par Value
 Series A Junior Participating Preferred Stock Purchase Rights, $.01 Par Value
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 YES [X]  NO  [ ]

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         The aggregate market value of the Common Stock, $.01 Par Value, of the registrant held by non-affiliates of the registrant as of December 17, 1997 (computed based on the closing price of such stock in the Nasdaq National Market System) was $36,642,601.

         The number of shares outstanding of the registrant's Common Stock, $.01 Par Value, as of December 17, 1997 was 7,497,511 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

         The following documents, or indicated portions thereof, have been incorporated herein by reference:

         Specifically identified information in the Registrant's definitive proxy materials for its Annual Meeting of Stockholders to be held on February 25, 1998 is incorporated by reference into Part III hereof.

                                     PART I

ITEM I.  BUSINESS

GENERAL

     Marcam Solutions, Inc. was incorporated in 1997. Unless the context otherwise requires, the terms "Company", "Marcam Solutions" and "Marcam" refer to Marcam Solutions, Inc. and its subsidiaries. The Company's principal offices are located at 95 Wells Avenue, Newton, Massachusetts 02159, and its telephone number is (617) 965-0220. The Company's World Wide Web address is www.marcam.com.

     On July 29, 1997, Marcam Corporation spun off, in a tax-free distribution, the portion of its business relating to its PRISM, Protean and Avantis product lines. Prior to the spin-off, Marcam Corporation transferred to Marcam Solutions, at that time a wholly owned subsidiary of Marcam Corporation, substantially all of the business, assets and liabilities relating to Marcam Corporation's PRISM, Protean and Avantis product lines and an aggregate of $39.0 million in cash in exchange for (i) the assumption by Marcam Solutions of certain liabilities and obligations relating to the business to be conducted by Marcam Solutions, (ii) a number of shares of common stock of Marcam Solutions sufficient for Marcam Corporation to make the Distribution and (iii) warrants to purchase an aggregate of 500,000 shares of common stock of Marcam Solutions. Marcam Corporation distributed all of its ownership interest in Marcam Solutions by means of a distribution on July 29, 1997 to its stockholders of record on July 23, 1997 (the "Distribution"). In connection with the Distribution, Marcam Corporation changed its name from "Marcam Corporation" to "MAPICS, Inc." ("MAPICS").

     Marcam Solutions develops, globally markets, implements, and supports enterprise resource planning ("ERP") software components designed exclusively for process plant operations. The Company's mission is to provide process manufacturing companies with specialized, agile business solutions that enable them to continuously improve their plant operations while realizing low total cost of ownership.

     Specialized features designed to support a process manufacturer's unique characteristics are integral to the base design of all Marcam products. As a result, more meaningful inventory, planning, production, costing, and financial information enable Marcam's process manufacturing customers to streamline their plant processes and better monitor and constantly improve the performance of their operations. Additionally, Marcam's ERP component products integrate with core applications from other ERP vendors. The process industry expertise of Marcam employees and the excellent functional fit, agility, and ease of integration of the Marcam solutions results in faster deployment of software applications and the ability to support changing business requirements at a lower total cost of ownership for process manufacturing companies.

     PRISM(R) is Marcam Solutions' ERP software application suite for process companies using IBM's AS/400 computers. Protean(R) is the Company's product line that provides industry-leading ERP components for process plant operations requiring an open, client/server environment. Avantis(TM) is the Company's asset management solution. All of Marcam Solutions' product lines are Year 2000 enabled.

INDUSTRY BACKGROUND

     Industrial manufacturing companies can be characterized by the type of manufacturing conducted: process or discrete. Process companies, such as food, chemical, steel, pulp and paper, consumer product goods, pharmaceutical, rubber, glass/plastics and building materials companies, produce products by controlling chemical reactions, including mixing, separating, heating, forming and refining. Discrete companies, such as automotive, appliance, electronics and aerospace companies, produce products by assembling and/or machining.

     Process manufacturing has unique characteristics with respect to four fundamental areas:

[bullet] Existence of by-products, co-products, recyclables and waste materials--By-products, co-products, recyclables and waste materials may be produced at various stages of the manufacturing process, and the cost, further use and disposal of these by-products, co-products, recyclables and waste materials is important to the overall efficiency of a process manufacturing organization;

[bullet] Material and production variability and predictability--Process manufacturers may use different manufacturing processes for any given product. The processes depend upon the inherent variability of the input (often agricultural products or chemicals as opposed to manufactured components) and on the price, quality and availability of raw materials and equipment creating unique challenges for process manufacturers;

[bullet] Product cost characteristics--Process manufacturers have a relatively large portion of their investment in plant and capital equipment and rely upon inputs that are normally part of overhead, such as utilities, equipment maintenance and waste disposal. Accordingly, costs other than direct labor and material represent a relatively large portion of total costs for process companies; and

[bullet] Inventory management--Process manufacturers have a small portion of their assets in inventory because they purposefully limit on-hand inventories due to storage costs of bulk liquids and gases and do not keep substantial work-in-progress inventories because production flows through the plant. Inventory management is further complicated because of multiple units of measures, a requirement for lot control to separate out materials of differing quality attributes, and the challenges of fluctuating costs of commodities.

     The manufacturing resource planning ("MRP") systems of the 1980's centered around streamlining processes within a single manufacturing plant. The success of these applications led to the integration of other operations, such as forecasting, costing, quality management and transportation, into the more streamlined manufacturing systems. Additionally, the reach of MRP systems began to extend beyond the plant floor. As competition increased, manufacturers responded by looking for ways to further reduce costs and improve customer service across their enterprises. MRP systems, with their plant-oriented features, could not address the needs of increasingly multi-regional or global enterprises.

     MRP systems have now evolved into an enterprise resource planning ("ERP") model, encompassing features to support an enterprise's complete supply chain (production, customer service, logistics, and asset management) and financial business requirements across multiple sites. Today, the majority of process manufacturers require an ERP system that can support their enterprise-wide functions and activities. This ERP system may consist of an integrated solution from a single vendor or may be assembled through a combination of core applications from one supplier and specialized ERP components from other suppliers.

     According to industry sources, the total worldwide market for ERP systems on all hardware systems was approximately $5.5 billion in 1996 and will grow at least 20% this year. Approximately 32% of this market is comprised of software and software-related services for process manufacturers.

     Although current-generation client/server solutions enable companies to be platform independent, they generally do not allow easy, inexpensive interoperability of software applications obtained from different vendors. Object technology allows enterprises to implement business processes more rapidly. This ability to more rapidly respond to change is increasingly important as companies are forced to change in response to pressures from competition, customer expectations, growth and regulation. Applications based on object technology allow greater ongoing flexibility at a lower cost than applications built with alternative technologies.

     Process manufacturing companies typically manage significant investments in physical assets, such as plant equipment, fleets of vehicles and facilities. Process companies typically view asset (maintenance) management applications as part of an overall ERP solution. Other capital-intensive industries that have similarly significant investments in physical assets (such as mining, petroleum refining, petrochemical and utilities industries) may consider an asset management solution to be the primary mission-critical application in their operations.

     According to industry sources, the total worldwide market for software and services for the computerized maintenance management systems market is estimated to be over $680 million in 1997.

STRATEGY SUMMARY

     The Company's approach to addressing the ERP Market includes providing:

[bullet] Specialized application components designed exclusively for process plant operations

[bullet] A comprehensive set of integrated, horizontal applications, including financials, asset management and customer order management

[bullet] Platform alternatives including open, client/server and AS/400 environments

[bullet] Attractive migration paths between AS/400 and open, client/server computing environments

[bullet] Applications based on object-oriented technology that have benefits of advanced fit agility, and low total cost of ownership

[bullet] High quality service and support through its employee staff and services partners.

PRODUCTS FOR PROCESS MANUFACTURING COMPANIES

     Marcam Solutions offers two product lines for process manufacturers, PRISM and Protean. PRISM was first introduced in 1987. Protean, Marcam Solutions' next-generation product, was introduced in 1994. The most significant difference between the two products is the underlying technology. PRISM is available exclusively on the IBM AS/400 and is noted for its process application depth and its strong integration. Protean is an open client/server product line developed in an object-oriented environment. Marcam Solutions believes Protean is the first ERP plant operation solution using this technology. Protean is available on leading UNIX and Microsoft Windows 95 and NT platforms.

Unique Design Features

     Marcam Solutions believes that the distinct management challenges faced by process manufacturers necessitate software applications designed specifically to address these unique requirements. Marcam Solutions' PRISM and Protean product lines incorporate design features which differentiate them from traditional manufacturing application software. Marcam Solutions believes that these design features provide its customers with business benefits that they would not typically receive from applications not designed specifically for the process business environment. The design features are:

     Resource Management--permits users to easily model and control all of the different inputs and outputs of their production process, including materials, utilities, equipment, facilities, labor and overhead, and multiple outputs, including multiple finished products, recycled materials, by-products, waste and grades of material. The inclusion of all of these resources provides for a more accurate assignment of costs, which in turn leads to a more accurate product cost picture, better visibility into production requirements during planning cycles and enhanced performance measurements.

     Production Model (U.S. Patent #4,864,507)--permits users to develop detailed models of (i) processes with multiple outputs, (ii) multiple processes for the same produced products, (iii) recycled products, (iv) processes where an accurate definition of time dependencies is necessary and (v) flow and batch process steps. The alternative modeling method (bill of materials and routing) was designed to model the products produced in discrete industries and is utilized in traditional manufacturing software.

     Integrated Quality Management--provides users with the ability to integrate quality control management information within inventory control, sales to customers and production control. Since the quality of raw materials in process goods and finished products can fluctuate for process manufacturers from one time to the next, quality management and the tracking of quality results is a fundamental requirement. This feature provides customers with strict quality control overview and access to information that is fundamental to their business.

     Formula Management and Regulatory Compliance--provides reformulation capabilities to address product quality, variability and seasonality. For the chemical processing industry in particular, the requirement for Material Safety Data Sheets must be tied to this reformulation, so that any changes to the formula will be reflected in updated information about the handling, transportation and storage of such products.

     Enterprise Management (U.S. Patent #5,493,671)--permits users to address their business requirements, including supply chain management, multi-regional or global management models and multiple production sites. Enterprise-enabled means that each application contains the logic needed to assess whether information must be processed locally or be communicated to other production locations. Marcam Solutions' software is able to supervise such communications automatically, ensuring that all data is communicated accurately and resending communications as needed.

      Activity Based Costing--provides more accurate cost information for process manufacturers than traditional accounting methods. Overhead items are charged on the basis of another directly measured activity which varies with the overhead item, allowing the measurement and control of all resources and permitting the establishment of many different relationships between direct and indirect costs. This is particularly important for process companies because of their high investment in plant and equipment and their use of other inputs which are normally part of overhead.

PRISM

     First released in 1987, PRISM is a comprehensive ERP product line consisting of numerous integrated production, logistics, financial and asset management applications. Marcam Solutions believes that while the breadth of the PRISM offering is similar to competitive product lines, there are significant differences in the depth of the offering, including PRISM's patented production model.

PRISM Enhancements and New Applications

     PRISM 5.0, released in 1997, added a new Plant Planning application to PRISM. Plant Planning is a PC-based quick scheduler application that enhances a process manufacturer's ability to flexibly manage production schedules in response to changes in inventory availability, capacity, and customer demand. PRISM 5.0 also included enhancements to the PRISM Activity Costing application as well as several enhancements that were requested by its customers as part of Marcam Solutions' customer enhancement voting process. In addition, Info WorkPlace, PRISM's reporting tool previously released for use with the International Financial Management applications, will be extended for use across the entire PRISM product line with plans for availability in the first quarter of calendar 1998. Info WorkPlace offers users easy access to the rich PRISM database for improved monitoring of business trends and decision making. The Company's current plans are to provide enhancements to PRISM based on customer-voted enhancements and market requirements.

     Marcam Solutions' strategy is to enable co-existence of PRISM AS/400 and Protean applications for its PRISM customers. The Company refers to this strategy as PRISM.Pro. With PRISM 5.0, Marcam introduced the first deliverable in its PRISM.Pro strategy, enabling PRISM customers to leverage the business benefits of Protean's object-oriented technology while protecting their PRISM investment.

PROTEAN

     The first Protean components were released in 1994. Protean offers numerous integrated ERP components including comprehensive inventory, production, planning, costing, financial and asset management applications. The available Protean components deliver robust capabilities that differ from competitive product lines in that there are significant differences in the depth of the offering, with capabilities designed to meet the unique characteristics of process plant operations. This includes, but is not limited to, Marcam's patented Production Model concept that enables superior capabilities for the management of complex production and costing processes.

     Protean products are being designed to provide manufacturing, logistics, financial and asset management capabilities necessary to manage a process company's plant operations. Marcam Solutions believes that its Protean product line is the first fully object-oriented, mission-critical set of application components for the ERP market. Protean's object-oriented, component-based architecture and design allow Protean to be offered to the market in multiple ways. Protean applications are designed to meet a user's current business needs by providing superior fit for process companies, while providing the ability to rapidly adapt enterprise applications to fit new and evolving requirements without the time-consuming and costly process of rewriting software code.

Protean Enhancements and New Applications

     In February 1997, the Company delivered Protean Release 2.1. This release broadened Protean's reach in the market and was significant for three reasons. First, consistent with the Company's open application strategy, Release 2.1 included a Resource Accounting application that enables Protean Production applications to be easily integrated with financial applications from third parties such as SAP AG and PeopleSoft, Inc. Protean integration with third-party financial applications enables process companies to create a full-scale ERP solution by selecting industry-leading applications that best fit their business requirements from multiple vendors. Second, Release 2.1 enabled a 3-tier architecture for improved scalability and performance. Third, with Release 2.1, the Company began its planned deliveries of Internet-enabled Protean applications that allow its customers to use the World Wide Web in conjunction with Protean.

     In April 1997, the Company delivered Protean Release 2.1.5 which included the first release of Product Costing capabilities for Protean. Protean Release
2.1.5 also included enhancements to previously released Protean applications. With Release 2.1 and 2.1.5, Protean may be regarded as a robust process operations solution providing plant level components which can function in an integrated manner with core applications from other ERP solution providers.

     At the end of December 1997, the Company plans to ship Protean Release 2.2, a significant release that includes a comprehensive set of integrated, international financial applications and enhancements to previously released Protean applications. In addition, Release 2.2 includes implementation components to the Protean Customer Order Management application, which will be released in a comprehensive version currently planned for the second quarter of calendar 1998.

     With the release of Customer Order Management, the Company believes Protean will provide industry-leading ERP plant operations and logistics components that can be effectively coupled with ERP core applications from other vendors. For example, the Company is currently developing standard integrations between its Protean applications and ERP applications available from PeopleSoft, Inc. and SAP AG. Additionally, with the release of the Customer Order Management application, Protean will be available as an integrated ERP solution.

PRODUCTS FOR ASSET MANAGEMENT

AVANTIS

     In addition to marketing its asset management applications as part of an integrated PRISM or Protean solution, the Company markets its asset management applications separately, under the brand name Avantis. Marcam Solutions believes that the high level of functionality in the Avantis applications makes them an appropriate choice for large companies that demand industry-leading solutions.

Avantis.XA

     Avantis.XA, a comprehensive asset management product line originally introduced in 1981, remains available exclusively on the IBM AS/400 and is noted for its application depth and its large base of satisfied customers.

Avantis.XA Enhancements and New Applications

     During 1997, the Company delivered Avantis.XA Release 11.0 EC 11. This extensive release included several significant enhancements resulting from customer requests. During 1997, the Company also conducted a customer enhancement voting process with its current Avantis.XA customers to prioritize enhancements to this product in 1998.

Avantis.Pro

     Avantis.Pro is a next-generation asset management solution that enables customers to rapidly and easily reflect business changes within the software. Avantis.Pro is an open, client/server application developed with an object-oriented design based on the Protean technology. Objects within the solution seamlessly integrate to industry-leading solutions for work flow, document management and imaging. This object-oriented design offers many advantages to customers that see technology as a key element of their corporate strategy. Avantis.Pro is available on leading UNIX platforms and runs Microsoft Windows 95 and Windows NT as its PC client operating systems.

Avantis.Pro Enhancements and New Applications

     The Company delivered Avantis.Pro Release 2.1 in January 1997 which consisted of several enhancements to previously released Avantis.Pro applications. In July 1997, the Company delivered Avantis.Pro Release 2.2. This release was significant because it included support for Windows NT 32-bit technology which enables technology advantages including better leveraging of Windows 95 features, improved memory utilization, and better performance. Also, the release included embedded Work Flow technology within the application. Work Flow technology provides automated support for defining business flow processes within the Avantis.Pro applications, improving operational consistency and productivity. Release 2.2 also included features which enabled Avantis.Pro customers to utilize Crystal Reports, an industry-leading reporting tool, for all of their Avantis.Pro reporting requirements. Release 2.2 also included general enhancements.

LICENSE FEES

     Marcam Solutions generally licenses its PRISM, Protean and Avantis products for a one-time fee. The list prices for Marcam Solutions' applications vary depending on the number of users, size of processor, and local pricing variations in international markets. Applications are licensed primarily by application group or on an individual basis allowing customers to select combinations which best fit their business systems needs. A typical initial license fee is $150,000 to $1,000,000 depending upon the number of users, product line and applications licensed. Marcam Solutions receives an additional license fee when the customer increases the number of users, as well as when additional applications are licensed.

BUSINESS PARTNERS

     Marcam Solutions is working with business partners to leverage the potential of its Protean technology. The Company has a working relationship with NEC Corporation ("NEC") designed to complement the business goals of each party. As a result of this relationship, the parties have focused additional resources on Protean product development, accelerated delivery of Protean products and expanded the use of Protean products worldwide. Marcam Solutions and NEC are parties to a distribution agreement under which NEC has the right to distribute Marcam Solutions' Protean products generally to customers in Japan and to Japanese companies located outside Japan. As part of this agreement, NEC has the right to use Protean to build software for its customers in non-manufacturing markets. NEC also uses Protean in its system integration and services business. Additionally, Marcam Solutions and NEC are parties to a technology transfer agreement under which NEC was granted the right to use certain Protean technology within NEC. In return, NEC has committed significant financial resources for continued investment in Protean technology, as well as the joint development of additional applications.

     Marcam and NEC also formed Obtech LLC, a company which offers object integration and services in North America. Obtech LLC operates under the direction of a board of directors from NEC and Marcam Solutions. Marcam Solutions has provided Protean product and object technology expertise, skills and training, while NEC has committed certain financial resources in support of start-up activities. Marcam Solutions believes that Obtech's object integration services, along with network and system management, project management, training and consulting services, will assist Marcam Solutions in the implementation of Protean-based projects in companies of all sizes.

     Marcam Solutions has also joined together with MCI Systemhouse, Digital Equipment Corporation and Microsoft Corporation to offer its Protean products along with the products and services of the other parties to address the specialized business requirements of process manufacturers.

CUSTOMER SUPPORT AND SERVICE

     Marcam Solutions is committed to providing a high level of customer support and services which it believes is necessary for customer satisfaction. Marcam Solutions maintains a telephone response and support program. Upon the payment of an additional fee, this program is available to customers 24 hours a day, seven days a week. Through the telephone support program, customers receive assistance in issue resolution including program corrections and remote diagnostics.

     Marcam Solutions also offers its customers implementation consulting, education and applications integration services on a project consulting basis. Marcam Solutions' implementation consulting personnel provide on-site consulting to assist customers in the installation and use of Marcam Solutions products. Marcam Solutions has also developed methods for implementing its applications, including supplemental materials, plans and programs, which guide the customer through this installation process thus increasing the efficiency of installation and reducing the cost. Educational materials and instruction are provided both in a classroom environment and at customer sites. Marcam Solutions' systems and applications integration personnel provide customization services. These services generally involve the connection of modules with other applications used by the customer or the creation of new applications which complement Marcam Solutions' products. While Marcam Solutions is committed to providing services directly, it is also taking steps to increase its capacity by partnering with other service providers.

     Marcam Solutions presently maintains three support centers: Newton, Massachusetts, United States; Burlington, Ontario, Canada; and Eindhoven, Netherlands.

MARKETING AND SALES

     Marcam Solutions markets its products through direct sales and support offices and affiliates in North America, Europe, Africa, the Middle East, the Asia Pacific region and Latin America. Marcam Solutions' marketing and sales organization allows Marcam Solutions to offer a coordinated, standardized, worldwide approach to multi-site, multinational companies, while providing for local support of individual sites.

     The headquarters for the PRISM and Protean businesses is at Marcam Solutions' offices in Newton, Massachusetts. Headquarters for the Avantis business is located at Marcam Solutions' offices in Burlington, Ontario, Canada.

     Marcam Solutions' headquarters for its Europe, Middle East and Africa
(EMEA) operations is located in Paris, France. Asia Pacific operations are currently conducted from locations in Singapore, Tokyo, Japan and Sydney, Australia. Latin American operations are conducted from locations in Atlanta, Georgia and Buenos Aires, Argentina.

CUSTOMERS

     Marcam Solutions' target customers range from multi-site, multinational manufacturers to small and medium-size companies with one or two sites. Marcam Solutions believes that by creating specialized, agile applications that best fit the business requirements of specific markets and by offering technology choices and comprehensive services, Marcam Solutions will deliver solutions that create significant value for customers. Marcam Solutions believes that its products and services help customers create value by enabling them to continuously improve their operations while realizing the lowest total cost of ownership.

     None of Marcam Solutions' customers accounted for more than 10% of total revenues in fiscal 1997, 1996, and 1995. Marcam Solutions generally ships its products upon the execution of license agreements. Accordingly, Marcam Solutions does not believe that its backlog at any particular point in time is indicative of future sales.

     Marcam Solutions' customers include divisions, sites and subsidiaries of the following enterprises:



Arco Chemical Co.                         Iron Ore Co. of Canada
Armstrong World Industries, S.A.          Kaiser Aluminum
Bausch & Lomb/Pharmaceutical Division     LaPorte Chemical
B.F. Goodrich Specialty Chemicals         McCormick and Co. Inc.
BHP Copper Co.                            Minerals Technologies, Inc.
Borden Inc.                               Molson Breweries
Caledonian Paper                          Nestle, Inc.
Ciba-Geigy Corp.                          New Zealand Dairy Foods Ltd.
DB Breweries                              Novo Nordisk A/S
Engelhard Corp.                           Repap Enterprises
Falconbridge Ltd.                         Rhone-Poulenc, Inc.
The Goodyear Tire & Rubber Co.            Rockwool-Isolation
J. R. Simplot Co.                         Rohm and Haas Co.
H. J. Heinz Co.                           South African Breweries Limited
Harley-Davidson Inc.                      Sun Chemical Corporation
Heineken Nederland B. V.                  Tambrands, Inc.
IMC-Agrico Co.                            Warner-Lambert Co.
                                          Wyeth-Ayerst International, Inc.


PRODUCT DEVELOPMENT

     During 1997, Marcam continued its significant investments in PRISM, Protean, Avantis.XA and Avantis.Pro products. Marcam continued to deliver subsequent versions of its Protean and Avantis.Pro products for production, inventory and asset management applications. Marcam Solutions believes that it is the first provider to deliver mission-critical, object-oriented applications for the ERP market. Object technology enables Marcam Solutions to deliver applications that are flexible, open and easy to use and, therefore, Marcam Solutions believes its use of object technology will enable it to offer customized applications made from standard reusable objects. The benefits of this approach to customers include a high level of fit and function with support costs comparable with those of standard applications.

     As described under "Business Partners," Marcam Solutions has a working relationship with NEC which has, in part, focused additional resources on Protean product development including the joint development of the financial application of the Protean product available in December 1997, including accounts payable, general ledger and accounts receivable.

     When appropriate, Marcam Solutions may also enter into development agreements with current and prospective customers and others as part of its product development effort. Often, periodic enhancements to products for subscribers to Marcam Solutions' customer support program are provided. Further, custom programming services are made available for a fee to customers. During fiscal years 1997, 1996 and 1995, gross research and product development expenditures were $41,864,000, $39,913,000, and $41,140,000, respectively.

PROPRIETARY RIGHTS AND LICENSES

      Marcam Solutions usually provides its products to end users under non-exclusive, non-transferable licenses which typically have perpetual terms. Under Marcam Solutions' current form of license agreement, the licensed software may be installed on customers' computers and used solely for internal operations by an agreed-upon number of named or concurrent users. Marcam Solutions protects many of its software modules as trade secrets and unpublished copyrighted works, as well as by patents. Because of the size and complexity of its products, Marcam Solutions typically makes the source code for many of its AS/400-based modules available to its customers. Although Marcam Solutions takes steps to protect its trade secrets, there can be no assurance that misappropriation will not occur. In addition, there can be no assurance that copyright and trade secret protection will be available in certain countries for the source code or object code versions of Marcam Solutions' products.


      Marcam Solutions currently relies on a combination of patent, trade secret, copyright and trademark laws and license and non-disclosure agreements to protect its proprietary rights in its products. Marcam Solutions has obtained a patent on a method for modeling production processes, which is embodied in the PRISM and Protean products. Marcam Solutions has also obtained a patent on a method for managing how computer programs communicate with each other across dispersed systems and different release levels of software throughout an enterprise, which is also embodied in the PRISM database. Marcam Solutions is seeking U.S. and foreign patent protection on key aspects of its Protean product line. Marcam Solutions believes that, because of the rapid pace of technological change in the computer software industry, patent, trade secret and copyright protection are less significant than factors such as the knowledge, ability and experience of Marcam Solutions' employees, frequent product enhancements and the timeliness and quality of support services.

      Despite the measures taken by Marcam Solutions to protect its proprietary rights, unauthorized parties may attempt to reverse engineer or copy aspects of Marcam Solutions' products or to obtain and use information that Marcam Solutions regards as proprietary. Policing unauthorized use of Marcam Solutions' products is difficult. Litigation may be necessary in the future to enforce Marcam Solutions' intellectual property rights, to protect Marcam Solutions' trade secrets, to determine the validity and scope of the proprietary rights of others, or to defend against claims of infringement or invalidity. Such litigation could result in substantial costs and diversion of resources and could have a material adverse effect on Marcam Solutions' business, operating results and financial condition. In addition, to the extent Marcam Solutions desires or is required to obtain licenses to proprietary rights of others, there can be no assurance that any such licenses will be made available on terms acceptable to Marcam Solutions, if at all. Any litigation or dispute regarding proprietary technology which results in a ruling or settlement that is adverse to Marcam Solutions, could have a material adverse effect on Marcam Solutions' business, operating results and financial condition. Claims against Marcam Solutions, with or without merit, as well as claims initiated by Marcam Solutions against third parties, can be time consuming and expensive to defend, prosecute or resolve.

COMPETITION

      The market for ERP software is highly competitive, changes rapidly and is, to a significant degree, affected by new product introductions and other market activities of industry participants. Vendors typically address the market requirements either by offering a complete ERP core application solution or by offering specialized ERP applications targeted for specific types of companies and functions within companies. Marcam Solutions' products are targeted specifically for the plant operations of a process manufacturer. Marcam Solutions' primary competition comes from ERP core application providers such as Baan, N.V., Oracle Corporation, SAP AG and

PeopleSoft, Inc. for the plant operations business. In addition, Marcam Solutions faces competition from suppliers of specialized ERP applications such as J.D. Edwards and Company, QAD Inc., Ross Systems, Inc. and System Software Associates, Inc. In the area of asset management, Marcam Solutions' primary competition comes from Project Software and Development, Inc., TSW and others. In the future, Marcam Solutions' competitors could introduce products with more features and lower prices than Marcam Solutions' products, and could also seek competitive advantage by bundling existing or new products and services with other, more established products and services.

     The principal competitive factors in the market for ERP plant operations software and services include product functionality, technology, quality, performance, reliability, ease-of-use, size of installed base, service, vendor reputation and financial stability. Marcam Solutions believes that its products currently compete favorably on the foregoing bases, although in certain instances, it may be at a competitive disadvantage against companies with greater financial, marketing, service, support and technological resources, and greater name recognition. Marcam Solutions believes its competitive strengths include its process industry expertise, its proven functional leadership, ability to easily integrate with core ERP applications from other providers, customer implementation results, and its long-term vision and early leadership position with object technology.

     In order to be successful in the future, Marcam Solutions must continue to respond promptly and effectively to the challenges of technological change and its competitors' innovations by continually enhancing its own product offerings. There can be no assurance, however, that Marcam Solutions' products will continue to compete favorably or that Marcam Solutions will be successful in the face of increasing competition from new products and enhancements introduced by existing competitors or by new companies entering this market. In addition, because Marcam Solutions relies in part on a network of distribution affiliates for implementation and other support of its products, there can be no assurance that these affiliates will maintain high quality standards sufficient to maintain the reputation and competitive position of Marcam Solutions. Marcam Solutions must continue to respond effectively to customer needs and properly select and incorporate those technologies and application functionalities that will meet the challenges posed by competitors' innovations. To accomplish these critical objectives, Marcam Solutions must continue to invest in enhancing its current products and introduce new products to remain competitive.

     Information concerning the results of foreign and domestic operations is located in Note 11 in the Notes to Consolidated Financial Statements.

EMPLOYEES

     As of September 30, 1997, the Company employed a total of 701 employees. None of the Company's employees are represented by a labor union. The Company has experienced no work stoppages and believes that its employee relations are good.

ITEM 2.  PROPERTIES

     The Company's principal administrative, marketing and product development and support facilities are located in Newton, Massachusetts, where the Company leases a total of 121,000 square feet under an agreement that expires in 1999. The Company also leases office space for its other North American, Latin American, European and Asian sales, development, and service offices.

    The Company believes that its facilities are adequate for its current needs. See Note 9 of Notes to Consolidated Financial Statements for information regarding the Company's obligations under its facilities leases.

ITEM 3.  LEGAL PROCEEDINGS

     The Company is subject to legal proceedings and claims which arise in the normal course of business. While the outcome of these matters cannot be predicted with certainty, management does not believe the outcome of any of these legal matters will have a material adverse effect on the Company's financial position or results of operations.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

EXECUTIVE OFFICERS OF THE REGISTRANT

    The executive officers of the Company as at December 23, 1997, who are elected on an annual basis and serve at the discretion of the Board of Directors, are as follows:

Name                    Age    Position and Offices         Served
----                    ---    --------------------         ------
Jonathan C. Crane       48     Chairman of the Board,       November 17, 1997 -
                               President, Chief Executive   Present
                               Officer and Director

Denis E. Liptak         44     Chief Financial Officer      August 7, 1997 -
                               and Vice President of        Present
                               Finance

Thomas D. Ebling        42     Senior Vice President,       December 18, 1997 -
                               Customer Operations          Present

     Mr. Crane has served as Chairman of the Board of Directors, President and Chief Executive Officer since November 1997. From October 1995 until July 31, 1997, Mr. Crane was Chief Operating Officer of Geotek Communications, Inc., a wireless voice and data communications company. From February 1995 to October 1995, Mr. Crane was a consultant in the telecommunications industry. From January 1994 to January 1995, Mr. Crane was President and Chief Executive Officer of Lightstream Corporation, a majority owned subsidiary of Bolt, Beranek & Newman, which developed and marketed ATM switching network products. Prior to 1994, Mr. Crane held a number of management positions with MCI Corporation, including Executive Vice President, Multi-National Accounts.

     Mr. Liptak has served the Company as its Chief Financial Officer since August 7, 1997. From July 28, 1997 to August 7, 1997, he was Vice President, Treasurer and Controller of the Company. From December 1996 to July 28, 1997, he was Vice President, Treasurer and Controller of Marcam Corporation. From December 1994 to November 1996, Mr. Liptak was Director of Finance of Marcam Corporation. Prior to joining Marcam Corporation in 1994, Mr. Liptak held a number of financial management positions at Digital Equipment Corporation.

     Mr. Ebling has served as the Company's Senior Vice President, Customer Operations since December 18, 1997. Mr. Ebling was the Company's Senior Vice President, Support and Development from July 28, 1997 to December 18, 1997. Mr. Ebling was Senior Vice President, Protean Development of Marcam Corporation from September 1996 through August 1997. Mr. Ebling joined Marcam Corporation in 1981, and served as its Vice President, Product Development and Support from 1981 to 1988, Senior Vice President, Product Development and Support from 1988 to 1994 and Senior Vice President, Development from 1994 to August 1996.

                                     PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's common stock is traded on the Nasdaq National Market under the symbol "MRCM." The following table sets forth the range of quarterly high and low sales prices for the Common Stock since July 30, 1997, the first day of trading of the Company's common stock:

                             Fourth
      1997                   Quarter     Year
      ----                   -------     ----
      High                   $11-3/8   $11-3/8
      Low                          5         5

     The Company believes that, as of December 17, 1997, there were over 5,000 beneficial holders of the Company's common stock. The Company did not declare or pay any cash dividends to stockholders in 1997 and does not anticipate any payment of cash dividends in the foreseeable future.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

                      (In Thousands, Except Per Share Data)

Year Ended September 30,                 1997(F)         1996           1995            1994         1993
---------------------------------------------------------------------------------------------------------
Total  revenues                        $163,880      $201,424        $202,332        $172,876     $124,277
Loss before income tax expense and
   extraordinary item                   (38,674)(A)   (21,740)(B)     (31,723)(C)      (1,756)     (14,504)(D)
Net loss                                (46,883)(A)   (26,326)(B)     (34,357)(C)      (1,018)     (12,684)(D)
Net loss per share (E)                    (7.77)(A)     (4.63)(B)       (6.10)(C)       (0.18)       (2.50)(D)
Weighted average number of
   shares outstanding (E)                 6,035         5,692           5,634           5,514        5,087

September 30,                            1997(F)         1996           1995            1994         1993
---------------------------------------------------------------------------------------------------------
Total assets                            $77,869      $132,202        $146,852        $128,948      $97,396
Total long-term obligations               1,012        26,525          26,359          35,483       22,026
Total stockholders' equity               20,862        11,674          26,646          38,126       36,961

(A) Fiscal 1997 results include restructuring charges of $19,175, or $3.18 per share, and an extraordinary loss from early extinguishment of debt of $3,009, or $.50 per share.

(B) Fiscal 1996 results include restructuring charges of $10,600, or $1.86 per share, and a litigation settlement of $3,250, or $.57 per share.

(C) Fiscal 1995 results include a restructuring charge of $28,756, or $5.10 per share.

(D) Fiscal 1993 results include a charge of $5,568, or $1.09 per share, for in-process research and development related to the acquisition of the MAPICS product line.

(E) Historical weighted average shares outstanding and net loss per share have been restated for the Distribution, which has been presented, in part for accounting purposes, as a 2-for-1 reverse stock split occurring on July 29, 1997.

(F) See Note 2 of Notes to Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations "Overview" for discussion of the Distribution occurring on July 29, 1997, which is presented, for accounting purposes, as a disposal of the business, assets and liabilities of the Company's MAPICS product line.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Actual results could differ materially from those projected in the forward-looking statements as a result of the risk factors set forth below under "Factors Affecting Future Performance," as well as those discussed elsewhere in this Annual Report on Form 10-K.

Overview

     On July 29, 1997, Marcam Corporation spun off in a tax-free distribution the portion of its business relating to its PRISM, Protean and Avantis product lines. In connection with the distribution, Marcam Corporation transferred to Marcam Solutions, Inc. ("Marcam Solutions"), at that time a wholly owned subsidiary of Marcam Corporation, substantially all of the business, assets and liabilities relating to its PRISM, Protean and Avantis product lines and an aggregate of $39.0 million in cash in exchange for (i) the assumption by Marcam Solutions of certain liabilities and obligations relating to the business to be conducted by Marcam Solutions, (ii) a number of shares of common stock of Marcam Solutions sufficient for Marcam Corporation to make the distribution and (iii) warrants to purchase an aggregate of 500,000 shares of common stock of Marcam Solutions. Marcam Corporation distributed all of its ownership interest in Marcam Solutions by means of a distribution on July 29, 1997 to its stockholders (the "Distribution"). In connection with the Distribution, Marcam Corporation changed its name from "Marcam Corporation" to "MAPICS, Inc." ("MAPICS").

     Although the common stock of Marcam Solutions was distributed to Marcam Corporation's shareholders, the Distribution was recorded for accounting purposes as a disposal of the business conducted by MAPICS, due to the relative significance of the business conducted by Marcam Solutions. The financial statements of Marcam Solutions for reporting periods after the Distribution reflect the Distribution as a disposal of the business conducted by MAPICS and were not restated to remove the effects of the prior operating results of the MAPICS business. The financial statements of Marcam Solutions for periods prior to the Distribution correspond to the historical consolidated financial statements of Marcam Corporation.

     Except for the information provided under the caption "Selected Pro Forma Results of Operations" which gives effect to the Distribution, the following discussion and analysis includes data relating to the MAPICS product line through July 1997. Only the pro forma information reflects Marcam Solutions as if it had been operated as a separate entity.

     The Company's revenues have historically been derived from licensing its Protean, PRISM, Avantis and MAPICS product lines. As described above, the disposal of the business related to the MAPICS product line was effective as of July 29, 1997. For the first three quarters of fiscal 1996 and all of fiscal 1995, the Company also derived revenues from its subsidiary, Foresight Software, Inc. ("Foresight") and its MXP product line, which was divested effective as of June 30, 1996. Each of the Company's current product lines support different customers' technology strategies. The Protean product line, which utilizes advanced object technology, tools and databases, is platform independent. The PRISM and MAPICS product lines provide customer solutions on the IBM AS/400 platform. The Avantis product line provides customer solutions on both the IBM AS/400 platform and open systems, utilizing object technology.

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

     The Company distributes its products and services primarily through a direct sales channel in North America and major European markets and through affiliates in other parts of the world.

     For the year ended September 30, 1997, the Company recorded a net loss of $46,883,000. The net loss included an operating loss, excluding restructuring and other charges, of $17,392,000. The Company's revenues for the year ended September 30, 1997 were less than management expected. The expenditures during the year, particularly the continued investment in the product development of Protean and underutilized channel costs, had been based on expected revenues. The revenue shortfall, combined with the relatively fixed nature of the expenses over the short term, resulted in the loss. While the Company's AS/400-based businesses were profitable overall, these profits were insufficient to cover losses in Protean due to development and underutilized channel costs.

     Management believes that the achievement of profitability and positive cash flows from operations as soon as possible is essential. Management currently believes that a combination of cost reductions and increased revenues is necessary to achieve this result. During the third and fourth fiscal quarters of 1997, the Company's business and operating expense structure were reviewed to identify opportunities for cost reductions, and actions were initiated to reduce operating expenses. As a result of these actions designed to increase revenues and management's assessment of capitalized software costs, as well as the costs associated with the Distribution, the Company recorded restructuring and other charges totaling $19,175,000 during 1997.

     In addition to the cost reduction actions initiated in 1997, the Company has undertaken a number of actions designed to increase revenues, including introducing enhanced versions of its Protean and Avantis.Pro products designed to make them more competitive and refocusing its sales and marketing efforts on the PRISM product line. Management currently believes that significant increases in Protean license revenues are required to offset the costs of maintaining the distribution channel and development activities relating to the Protean product line. There can be no assurances, however, that these actions will result in increased revenues or that, when combined with cost reductions, they will result in Marcam Solutions achieving profitability or positive cash flows from operations. Failure to achieve profitability or positive cash flows from operations would materially and adversely affect Marcam Solutions' financial condition.

     As a result of the Distribution and other actions taken in 1997, the Company made significant progress in increasing working capital and reducing long-term debt. At September 30, 1997, the Company had $37,977,000 in cash, cash equivalents and short-term investments. In connection with the Distribution, MAPICS, Inc. assumed and repaid Marcam Corporation's outstanding $25,000,000 9.82% unsecured Subordinated Notes. At September 30, 1997, the Company had no debt other than capitalized leases. Working capital was $12,894,000 at September 30, 1997, compared with a working capital deficit of $15,452,000 at September 30, 1996.

Results of Operations


     The following table sets forth the percentage of total revenues represented by items reflected in the Company's consolidated statements of operations.

                                                               1997          1996          1995
                                                               ----          ----          ----
Revenues:
    License                                                     40.5%         46.2%         52.0%
    Services                                                    59.5          53.8          48.0
                                                               -----         -----         -----
        Total revenues                                         100.0         100.0         100.0
                                                               -----         -----         -----
Operating expenses:
    Cost of license revenues                                     8.9           8.3           9.2
    Cost of services revenues                                   34.3          34.5          31.1
    Selling and marketing                                       40.7          41.1          43.1
    Product development                                         20.9          13.7          12.8
    General and administrative                                   5.8           4.9           4.1
    Restructuring and other charges                             11.7           5.3          14.2
                                                               -----         -----         -----
        Total operating expenses                               122.3         107.8         114.5
                                                               -----         -----         -----
Operating loss                                                 (22.3)         (7.8)        (14.5)
Litigation settlement                                            -            (1.6)          -
Interest and other income (expense), net                        (1.3)         (1.3)         (1.2)
                                                               -----         -----         -----
Loss before income tax expense and extraordinary item          (23.6)        (10.7)        (15.7)
Income tax expense                                              (3.2)         (2.3)         (1.3)
                                                               -----         -----         -----
Loss before extraordinary item                                 (26.8)        (13.0)        (17.0)
Extraordinary loss                                              (1.8)          -             -
                                                               -----         -----         -----
Net loss                                                       (28.6)%       (13.0)%       (17.0)%
                                                               =====         =====         =====

1997 Compared to 1996

     Results during 1996 include twelve months of results related to the MAPICS business. Due to the timing of the Distribution, 1997 results include only 10 months of results related to the MAPICS business. MAPICS' revenues historically occurred predominantly in the third month of each quarter. See "Selected Pro Forma Results of Operations" for additional discussion of the stand-alone results of Marcam Solutions. The 1996 and 1995 results include the results of Marcam Corporation's Foresight subsidiary through June 30, 1996, the date of divestiture. This divestiture resulted in reductions in revenues and expenses in the subsequent quarters.

Revenues

     Total revenues decreased 18.6% to $163,880,000 in 1997 from $201,424,000 in
1996. License revenues decreased 28.7% to $66,390,000 in 1997 from $93,137,000 in 1996. The decrease in license revenues resulted from a decline of approximately $13,900,000, or 33.5%, in license revenue for PRISM, Protean and Avantis products; a decline of approximately $6,400,000, or 14.2%, in MAPICS license revenue comparing 10 months in 1997 to 12 months in 1996, reflecting growth over the corresponding ten-month period in 1996 resulting primarily from an increase in MAPICS license sales to new customers; and a decline of approximately $6,500,000 due to the divestment of the Foresight subsidiary in June 1996.

     Services revenues decreased 10.0% to $97,490,000 in 1997 from $108,287,000 in 1996. The services revenues decrease, which occurred in all geographies, was due to decreased implementation consulting and customization revenues for the PRISM products and a decrease of approximately $4,700,000 due to the divestment of the Foresight subsidiary in June 1996. MAPICS service revenues were unchanged, comparing 10 months in 1997 to 12 months in 1996, reflecting growth over the corresponding ten-month period in 1996 principally as a result of an increase in the MAPICS installed base of customers.

Cost of License Revenues

     Cost of license revenues represented 22.0% and 17.9% of license revenues in 1997 and 1996, respectively. The margin decrease in 1997 primarily related to the fixed nature of amortization costs of capitalized software and translation assets included in cost of license revenues. Such costs were consistent on a year to year basis, and since license revenue decreased, these costs represented a larger percentage of license revenue. As discussed below in "Restructuring and Other Charges," during the third quarter of 1997, the Company wrote-off the capitalized software assets related to the Protean and Avantis.Pro product lines. As a result of this write-off and the transfer of the MAPICS capitalized software assets to MAPICS, Inc., management expects amortization costs in fiscal year 1998 will be lower than such costs in comparable prior periods.

Cost of Services Revenues

     Cost of services revenues represented 57.7% and 64.2% of services revenues in 1997 and 1996, respectively. The decrease in cost of services revenues as a percentage of services revenues in 1997 was primarily the result of higher margins realized in the Company's implementation consulting and customization businesses. This is attributable to the fact that a higher percentage of total services revenues was being derived from support revenues in 1997 than in 1996. Support revenues typically have better margins than other types of service revenues. The Company also realized slightly higher margins on its support business due to decreased headcount in the support area as a result of the 1996 and 1997 restructuring actions. In addition, the decreased use of external resources as compared to the prior year has also helped to reduce the cost of service revenues. External resources, although flexible, are generally more costly than internal resources. Finally, a portion of the decrease was due to the service revenues of the Foresight product line having lower gross margins in 1996 than other product lines.

Selling and Marketing

     Selling and marketing expenses decreased $16,194,000, or 19.6%, in 1997 from 1996. The decrease in selling and marketing expenses in 1997 was due to reduced headcount and the decline in license revenues which led to lower commission expenses. Additionally, the 1996 amounts included costs associated with the Foresight product line. The decreases were partially offset by increased marketing program expenditures in 1997 related to the PRISM, Protean and Avantis product lines. As a percentage of revenues, selling and marketing expenses decreased to 40.7% in 1997 from 41.1% in 1996.

Product Development

     Gross research and product development expenditures in 1997 and 1996 were $41,864,000 and $39,913,000, respectively. The $1,951,000 increase was primarily due to the increased investment in the development of the Protean and MAPICS product lines, partially offset by lower spending to translate and localize software products for international sale.

     The amounts of computer software costs capitalized were $7,563,000 and $12,233,000 for 1997 and 1996, respectively, representing 18.1% and 30.6% of gross research and development expenditures. The decrease in capitalization overall and as a percentage of gross expenditures was due primarily to lower amounts of software development and translation expenditures qualifying for capitalization in 1997 including the cessation during the third fiscal quarter of 1997 of capitalization of Protean and Avantis.Pro development and translation costs.

     Therefore, product development expenses were $34,301,000 and $27,680,000, representing 20.9% and 13.7% of total revenues in 1997 and 1996, respectively. The increase of $6,621,000 in 1997 was primarily due to increased development spending as well as lower amounts of capitalization, as described above. The increase as a percentage of revenues is also attributable to the decrease in total revenues in 1997 as compared to 1996.

General and Administrative

     General and administrative expenses, which include the Company's finance, accounting and corporate administrative functions, decreased by $482,000 in 1997 from 1996. The decrease was due primarily to a $1,000,000 special provision in 1996 for additional contract claims and legal costs, partially offset by provisions for employee compensation charges related to the Distribution and an increase in non-income taxes incurred in 1997.

Restructuring and Other Charges

     During the third and fourth quarters of fiscal 1997 the Company recorded restructuring and other charges totaling $19,175,000. Of this amount, approximately $1,710,000 related principally to reductions in number of employees, $1,500,000 related to the closure of certain European facilities, and $1,000,000 related to other restructuring actions. An additional $11,125,000 of this charge related to the write-off of the capitalized software costs relating to the Protean and Avantis.Pro product lines. This write-off resulted from lower than expected revenue from these product lines during fiscal 1997 and the continuing uncertainty regarding market acceptance of, and significant revenue generation from, the product lines in the near future. The charge also included the costs of $3,840,000 associated with the spin-off of Marcam Solutions, Inc. in connection with the Distribution. Approximately $7,770,000 of the restructuring and other charges has resulted in or is expected to result in cash expenditures. At September 30, 1997, $2,379,000 related to these charges remained in accrued liabilities. Management believes that the remaining balance will be adequate to cover future expenditures associated with the 1997 restructuring actions and expects that the restructuring actions will be complete by the end of fiscal 1998.

     During fiscal 1996, the Company recorded restructuring charges of $10,600,000 related to a restructuring of the Company's global operations and the divestiture of Foresight. At September 30, 1997, the Company had accrued $1,169,000 related to the 1996 restructuring costs.

Litigation Settlement

     During the second quarter of 1996, the Company reached an agreement to settle the shareholder class action litigation which was brought against the Company in August 1994. Of the $5,750,000 settlement, the Company contributed $2,750,000 from its own funds, with the remainder provided by insurance. The Company recorded a charge of $3,250,000 to cover the settlement and other related expenses.

Interest and Other Income (Expense), Net

     The net expense of interest and other income (expense) decreased $588,000 in 1997 from 1996. The decrease was primarily due to lower interest expense resulting from the July 25, 1997 repayment of the $25 million Subordinated Notes. See "Overview."

Provision for Income Taxes

     The income tax expenses for 1997 of $5,200,000 and 1996 of $4,586,000 were primarily due to foreign withholding taxes and income taxes on income generated in foreign jurisdictions for which U.S. tax credit utilization is currently uncertain. The 1997 provision included foreign tax charges of $1,100,000 incurred in connection with the Distribution. There was no tax benefit recorded in 1997 or 1996 for losses generated during the periods or for other taxes paid in connection with the Distribution due to the uncertainty of realizing such benefits.

Extraordinary Loss from Early Extinguishment of Debt

     In connection with the Distribution, MAPICS, Inc. assumed and repaid Marcam Corporation's outstanding $25,000,000 9.82% unsecured Subordinated Notes due April 30, 2001. In connection with the repayment, the Company recorded charges of $3,009,000 associated with prepayment penalties and the write-off of deferred financing costs.

1996 Compared to 1995

Revenues

     Total revenues decreased 0.4% to $201,424,000 in 1996 from $202,332,000 in 1995. Excluding revenues from the Foresight product line, which was divested as of June 30, 1996, total revenues increased 2.8% to $190,280,000 in 1996 from $185,030,000 in 1995. The increase in total revenues (excluding revenues from the MXP product line) was due to the increase in services revenues, which was partially offset by the decrease in license fee revenues.

     License revenues decreased 11.5% to $93,137,000 in 1996 from $105,232,000 in 1995. Excluding revenues from the Foresight product line, license fee revenues decreased 7.5% to $86,664,000 in 1996 from $93,685,000 in 1995. The decrease in license revenues resulted from the decline in license revenues for PRISM and Protean products, which more than offset the continued revenue growth for MAPICS products.

     Services revenues increased 11.5% to $108,287,000 in 1996 from $97,100,000 in 1995. Excluding revenues from MXP related services, services revenues increased 13.4% to $103,616,000 in 1996 from $91,345,000 in 1995. The services revenues increase, which occurred in all geographies, was primarily due to growth in the Company's consulting and support businesses. This was primarily the result of the growth in the installed customer base.

Cost of License Revenues

     Cost of license revenues represented 17.9% and 17.7% of license revenues in 1996 and 1995, respectively. The cost of license revenues as a percentage of license revenues increased slightly in 1996 primarily due to increased amortization of capitalized software for the MAPICS and Protean products, and increased amortization of software translation costs for translating products into foreign languages.

Cost of Services Revenues

     Cost of services revenues represented 64.2% and 64.8% of services revenues in 1996 and 1995, respectively. The decrease in cost of services revenues as a percentage of services revenues in 1996 was primarily the result of higher margins realized in the Company's implementation consulting and customization businesses. This was due to the decreased use of external resources as compared to the prior year. External resources, although flexible, are generally more costly than internal resources.

Selling and Marketing

     Selling and marketing expenses decreased $4,284,000, or 4.9%, in 1996 from 1995. The decrease in total selling and marketing expenses was due to decreased spending on marketing programs as well as reduced headcount and the decline in license revenues which led to lower commission expense. The decrease was partially offset by an increase in the provision for doubtful accounts in 1996 due to amounts provided for write-offs of domestic and foreign accounts receivable in the second half of 1996. As a percentage of revenues, selling and marketing expenses decreased to 41.1% in 1996 from 43.1% in 1995. The decrease as a percentage of revenues was primarily due to decreased spending on marketing programs and reduced headcount.

Product Development

     Gross research and product development expenditures in 1996 and 1995 were $39,913,000 and $41,140,000, respectively. The $1,227,000 decrease was primarily due to the Company's decision in the fourth quarter of 1995 to cease development of the PRISM Client/Server products and to the Foresight divestiture. This decrease was partially offset by the increased investment in the Company's object technology.

     The amounts of software development costs capitalized were $12,233,000 and $15,210,000 for 1996 and 1995, respectively, representing 30.6% and 37.0% of gross research and development expenditures.

     Therefore, product development expenses were $27,680,000 and $25,930,000, representing 13.7% and 12.8% of total revenues in 1996 and 1995, respectively. The increase of $1,750,000 in 1996 was primarily the result of lower amounts qualifying for capitalization as software development costs under the Company's policies.

General and Administrative

     General and administrative expenses, which include the Company's finance, accounting and corporate administrative functions, increased by $1,605,000 in 1996 from 1995. The increase was due primarily to a $1,000,000 charge taken in the second quarter of 1996 for service contract claims and legal costs, as well as investments in internal information systems.

Restructuring and Other Charges

     During the third and fourth quarters of fiscal 1996, the Company recorded restructuring charges of $8,300,000 and $2,300,000, respectively. The $10,600,000 of charges related to a restructuring of the Company's global operations and the divestiture of the Foresight Subsidiary. During 1995, the Company recorded a restructuring charge of $28,756,000 related to the cessation of development of the PRISM Client/Server product line, intangible asset write-offs, staffing reductions, the consolidation of facilities, and reorganization of the MXP product organization.

Litigation Settlement

     During the second quarter of 1996, the Company reached an agreement to settle the shareholder class action litigation which was brought against the Company in August 1994. Of the $5,750,000 settlement, the Company contributed $2,750,000 from its own funds, with the remainder provided by insurance. The Company recorded a charge of $3,250,000 to cover the settlement and other related expenses.

Interest and Other Income (Expense), Net

     Interest and other income increased $732,000 in 1996 from 1995. The increase was due to higher average cash balances resulting from the financing activities undertaken during the quarters ended September 30, 1995 and September 30, 1996, and higher interest rates on invested balances. Interest and other expense increased $1,075,000 in 1996 from 1995. The increase in 1996 was primarily due to interest expense from capital leases and other financings, as well as franchise taxes.

Provision for Income Taxes

     The income tax expenses for 1996 of $4,586,000 and 1995 of $2,634,000 were primarily due to foreign withholding taxes and income taxes on income generated in foreign jurisdictions for which tax credit utilization is currently uncertain. There was no tax benefit recorded in 1996 or 1995 for losses generated during the periods due to the uncertainty of realizing such benefits.

Liquidity and Capital Resources

     Prior to the Distribution, the Company funded its activities primarily from cash generated from operations, from borrowings and from equity financings. Since the time of the Distribution the Company has funded its activities with the capital contribution from MAPICS, described below.

     Current assets decreased by $9,662,000 during 1997 to $68,889,000 from $78,551,000. This decrease was primarily due to lower accounts receivable balances. Total cash and short-term investments of $37,977,000 at September 30, 1997 increased by $16,160,000 from $21,817,000 at September 30, 1996. The increase in cash is attributable to the $39,000,000 capital contribution from MAPICS, Inc. related to the Distribution. Cash was used during the fiscal year to fund operating losses and pay restructuring related items; to make investments in software development and fixed assets; to pay prepayment penalties from the early extinguishment of debt; and to pay foreign taxes. Accounts receivable at September 30, 1997 of $24,273,000 decreased by $26,329,000 from $50,602,000 at September 30, 1996. The decrease in accounts receivable is primarily attributable to the transfer of MAPICS accounts receivable to MAPICS in connection with the Distribution. At September 30, 1997, accounts receivable DSO was 87 days.

     Current liabilities decreased by $38,008,000 during fiscal 1997 to $55,995,000. This decrease was due to decreases in accounts payable, accrued expenses and other current liabilities and deferred revenue. These decreases were primarily attributable to the transfer of related MAPICS balances to MAPICS in connection with the Distribution. As of September 30, 1997, the Company had no material commitments for capital expenditures. As a result of the changes in current assets and current liabilities, working capital increased by $28,346,000 from a working capital deficit of $15,452,000 at September 30, 1996 to a working capital surplus of $12,894,000 at September 30, 1997.

     During 1997 operating activities used approximately $9,489,000 of cash for operating expenditures, Distribution related expenditures and penalties related to the prepayment of debt. These uses of cash more than offset cash received in advance for support services. Investing activities used approximately $22,576,000 of cash for the purchase of short-term investments and fixed assets and expenditures for software development, as well as cash of $3,632,000 divested in the disposal of MAPICS. Financing activities provided $40,092,000 of cash, primarily related to the $39,000,000 capital contribution from MAPICS in connection with the Distribution.

     In fiscal years 1997 and 1996, the Company recorded restructuring and other charges totaling $19,175,000 and $10,600,000, respectively. At September 30, 1997, a balance of $3,548,000 associated with these charges remained in accrued liabilities and is expected to result in cash expenditures in fiscal 1998. Management believes that this remaining balance will be adequate to cover future expenditures associated with these restructuring charges and expects that the restructuring actions will be complete by the end of fiscal 1998.

     The Company has used cash during fiscal 1997, 1996 and 1995, to fund strategic investments, in particular, substantial expenditures for marketing and selling activities and for new product development, and operating losses. During fiscal years 1997, 1996 and 1995, the Company's product development expenditures were $41,864,000, $39,913,000 and $41,140,000, respectively. During 1998, the
Company currently intends to continue to make investments in selling and marketing activities and product development. The Company's objective is to fund these investments primarily with cash from improved operations and existing cash resources. The Company's timely ability to generate cash from operations depends upon, among other things, revenue growth, completion and market acceptance of new products, success in enhancing and selling its current AS/400-based families of products, improvements in operating productivity, and payment terms and collection of accounts receivable.

     There can be no assurance that the Company's operations will generate sufficient cash to finance these activities. Until operations improve to meet its cash requirements, the Company will need to rely on existing cash resources. The Company currently anticipates that cash from operations and its available cash will be sufficient to fund operations through at least fiscal year 1998. If, however, such sources prove insufficient in 1998, or over the longer term, the Company will be required to make changes in operations or seek additional debt or equity financing. Marcam Solutions currently believes that its potential borrowing capacity is limited to revolving lines of credit with borrowing availability based on qualifying accounts receivable. There can be no assurances that such a revolving line of credit or any other additional debt or equity financing will be available or available on terms acceptable to Marcam Solutions. The continued incurrence of operating losses by Marcam Solutions would have a material adverse affect on Marcam Solutions' business, financial condition and results of operations.


Selected Pro Forma Results of Operations

     The following discussion and analysis relates to Marcam Solutions on a pro forma basis, giving effect to the Distribution. The unaudited pro forma financial information for the fiscal years ended September 30, 1997 and 1996 is presented as if Marcam Solutions had been operated as a separate entity, principally by deducting the operating results of MAPICS from the historical consolidated operating results of Marcam Corporation. The pro forma data is for informational purposes only and may not necessarily reflect future results of operations or what the actual results of operations would have been had Marcam Solutions been operating as a separate entity. See Note 2 of Notes to Consolidated Financial Statements.

Revenues

     Total revenues decreased 24.9% to $92,951,000 in 1997 from $123,822,000 in 1996. Excluding revenues from the Foresight product line, which was divested effective as of June 30, 1996, total revenues decreased 17.5% in 1997 from $112,678,000 in 1996. License revenues decreased 42.5% to $27,466,000 in 1997 from $47,796,000 in 1996. Excluding revenues from the Foresight product line, license revenues decreased 33.5% from $41,323,000 in 1996. The decrease in license revenues in 1997 was primarily due to lower license revenue from the PRISM and Avantis product lines. Protean license revenue in 1997 decreased slightly as compared to 1996.

     Services revenues decreased 13.9% to $65,485,000 in 1997 from $76,026,000 in 1996. Excluding revenues from the Foresight product line, services revenues decreased 8.2% in 1997 from $71,355,000 in 1996. The decrease in services revenues in 1997 was primarily due to decreased implementation consulting and customization revenues for the PRISM products.

Cost of License Revenues

     Cost of license revenues represented 27.8% and 20.4% of license revenues in 1997 and 1996, respectively. The decrease in license revenue margins was primarily due to the less than proportional decrease in the amortization of capitalized software costs relative to the decline in license revenue. As discussed above, during the third fiscal quarter of 1997, the Company wrote off the capitalized software assets related to the Protean and Avantis.Pro product lines and ceased further capitalization. As a result, management expects amortization costs in fiscal year 1998 will be lower than such costs in comparable prior periods.

Cost of Services Revenues

     Cost of services revenues represented 68.5% and 76.7% of services in 1997 and 1996, respectively. The improvement in cost of services revenues as a percentage of services revenues in 1997 was primarily due to a higher percentage of the total service revenues being derived from support revenues in 1997 than in 1996. Support revenues typically have better margins than other types of service revenues. The Company also realized higher margins on its support business due to decreased headcount in the support area as a result of the 1996 and 1997 restructuring actions. In addition, the decreased use of external resources as compared to the prior year has also helped to reduce the cost of service revenues. External resources, although flexible, are generally more costly than internal resources.

Selling and Marketing

     Selling and marketing expense decreased $12,351,000, or 23.5%, in 1997 from 1996. The decrease in selling and marketing expenses in 1997 was due to reduced headcount and the decline in license revenues which led to lower commission expenses. Additionally, the 1996 amounts included costs associated with the Foresight product line. The decreases were partially offset by increased marketing expenditures in 1997 related to the PRISM, Protean and Avantis product lines.

Product Development

     Gross research and product development expenditures in 1997 and 1996 were $29,171,000 and $27,076,000, respectively. The $2,095,000 increase in gross research and product development expenses in 1997 was primarily due to increased development costs for the Protean product line which were partially offset by lower spending to translate and localize software products for international sale and no development costs in 1997 related to the divested Foresight product line.

     The amounts of computer software costs capitalized were $3,381,000 and $5,794,000 for 1997 and 1996, respectively, representing 11.6% and 21.4% of gross research and development expenditures. The decrease in capitalization overall and as a percentage of gross expenditures in 1997 was due primarily to lower translation efforts and a lower amount of software development expenditure qualifying for capitalization. Additionally, capitalization of Protean and Avantis.Pro development and translation costs ceased during the third fiscal quarter of 1997.

     Therefore, product development expenses were $25,790,000 in 1997 representing 27.7% of total revenues. In 1996 product development expenses were $21,282,000 representing 17.2% of total revenues. The increase of $4,508,000 in 1997 was primarily due to the continuing investment in all of the Company's products and lower amounts of capitalization, as described above. The increase as a percentage of revenues is also attributable to the decrease in total revenues in 1997 as compared to 1996.

General and Administrative

     General and administrative expenses, which include the Company's finance, accounting and corporate administrative functions, decreased by $675,000 in 1997 from 1996. The decrease was due primarily to a $1,000,000 special provision in 1996 for additional contract claims and legal costs, partially offset by provisions for employee compensation charges related to the Distribution and an increase in non-income taxes incurred in 1997.

Restructuring and Other Charges

     During the third and fourth quarters of fiscal 1997, the Company recorded restructuring and other charges totaling $19,175,000. Of this amount, approximately $1,710,000 related principally to reductions in staffing, $1,500,000 related to the closure of certain European facilities, and $1,000,000 related to other restructuring actions. An additional $11,125,000 of this charge related to the write-off of the capitalized software costs relating to the Protean and Avantis.Pro product lines. This write-off resulted from lower than expected revenue from these product lines during fiscal 1997 and the continuing uncertainty regarding market acceptance of, and significant revenue generation from, the product lines in the near future. The charge also included the costs of $3,840,000 associated with the spin-off of Marcam Solutions, Inc. in connection with the Distribution. Approximately $7,770,000 of the restructuring and other charges has resulted in or is expected to result in cash expenditures. At September 30, 1997, $2,379,000 related to these charges remained in accrued liabilities. Management believes that the remaining balance will be adequate to cover future expenditures associated with the 1997 restructuring actions and expects that the restructuring actions will be completed by the end of fiscal 1998.

     During fiscal 1996, the Company recorded restructuring charges of $10,600,000 related to a restructuring of the Company's global operations and the divestiture of Foresight at June 30, 1996. At September 30, 1997, the Company had accrued $1,169,000 related to the 1996 restructuring costs.

Interest and Other Income (Expense), Net

     The net expense of interest and other income (expense) decreased $3,838,000 in 1997 from 1996. In fiscal 1996, the Company reached an agreement in principle to settle the shareholder class action litigation which was brought against the Company in August 1994. Of the $5,750,000 settlement, the Company contributed $2,750,000 from its own funds, with the remainder provided by insurance. The Company recorded a charge in 1996 of $3,250,000 to cover the settlement and other related expenses. In addition, the decrease resulted from lower interest expense caused by the July 25, 1997 repayment of the $25.0 million subordinated Notes.

Provision for Income Taxes

     The income tax expense for the year ended September 30, 1997 was $3,936,000. The income tax expense for the year ended September 30, 1996 was $4,160,000. The expense in each period was primarily due to foreign withholding taxes and income taxes on income generated in foreign jurisdictions for which U.S. tax credit utilization is currently uncertain. There was no tax benefit recorded for losses generated in the U.S. during these periods due to the uncertainty of realizing such benefits.

Extraordinary Loss from Early Extinguishment of Debt

     During the fourth quarter of 1997, the Company's outstanding $25,000,000 9.82% unsecured Subordinated Notes due April 30, 2001 were repaid. In connection with the repayment, the Company recorded charges of $3,009,000 associated with prepayment penalties and the write-off of deferred financing costs.

Other Matters

     To date, management believes inflation has not had a material impact on the Company's operations.

     In February 1997, Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"), was issued which will require the Company to present basic and diluted earnings per share ("EPS"). Basic EPS, which replaces primary EPS, excludes dilution and is computed by dividing income applicable to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Diluted EPS is computed similarly to fully diluted EPS under existing rules. SFAS 128 requires restatement of all prior period earnings per share data presented. The Company will adopt SFAS 128 in the first quarter of fiscal 1998. The adoption will have limited impact on the Company's financial statements, since restated EPS amounts will be identical to historical amounts for the periods presented in the accompanying financial statements.

     In June 1997, Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"), was issued which requires businesses to disclose comprehensive income and its components in general purpose financial statements, with reclassification of prior period financial statements. SFAS 130 is effective for fiscal periods beginning after December 15, 1997 and its adoption is not expected to have a material impact on the Company's disclosures.

     In June 1997, Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"), was issued which redefines how operating segments are determined and requires disclosures of certain financial and descriptive information about a company's operating segments. SFAS 131 is effective for fiscal periods beginning after December 15, 1997 and its adoption may require additional disclosure of the Company's historical financial data.

     In October 1997, Statement of Position 97-2, "Software Revenue Recognition" ("SOP 97-2"), was issued which provides guidance on applying generally accepted accounting principles in recognizing revenue on software transactions. SOP 97-2 is effective for transactions entered into in fiscal years beginning after December 15, 1997. The Company will adopt the guidelines of SOP 97-2 as of October 1, 1998 and has not yet determined the impact of adoption.

Factors Affecting Future Performance

     In addition to other information contained in this Form 10-K, the following factors should be carefully considered.

Recent Operating Losses; Lack of Liquidity.

     The Company has incurred operating losses of $36,567,000 and $15,795,000 for the fiscal years ended September 30, 1997 and 1996, respectively. On a pro forma basis, Marcam Solutions has incurred operating losses of $52,087,000 and $36,771,000 for the fiscal years ended September 30, 1997 and 1996, respectively. At September 30, 1997, Marcam Solutions' accumulated deficit was $121,072,000. It is currently expected that quarterly net losses will continue for at least the next few quarters. There can be no assurance that Marcam Solutions will be profitable thereafter or that profitability, if achieved, will be sustained. In order to support the anticipated growth of its business, Marcam Solutions expects to continue to invest in its marketing and sales and product development activities. Marcam Solutions' expenses for these and other activities are based in significant part on its expectations regarding future revenue and are fixed to a large extent in the short term. Marcam Solutions may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfalls.

     Marcam Solutions' management believes that achievement of profitability and positive cash flow from operations as soon as possible is essential. Management currently believes that a combination of cost reductions and increased revenues is necessary to achieve this result. Marcam Solutions' business and operating expense structure have been reviewed to identify opportunities for cost reductions, and actions were initiated to reduce operating expenses. As a result of these actions as well as an assessment of capitalized software costs and the costs associated with the Distribution, the Company recorded restructuring and other charges totaling $19,175,000 in fiscal 1997.

     In addition, Marcam Solutions has undertaken a number of actions designed to increase revenues, including introducing enhanced versions of its Protean and Avantis.Pro products designed to make them more competitive and refocusing its sales and marketing efforts on the PRISM product line. Management currently believes that significant increases in Protean license revenues are required to offset the costs of maintaining the distribution channel and development activities relating to the Protean product line. There can be no assurance, however, that such actions will result in increased revenues or that, when combined with any cost reductions, will result in Marcam Solutions' achieving profitability or positive cash flow from operations. Failure to achieve profitability or positive cash flows from operations would materially and adversely affect Marcam Solutions' financial condition.

     Marcam Solutions has used cash during fiscal years 1997 and 1996 to fund strategic investments, in particular substantial expenditures for marketing and selling activities and for new product development, and operating losses. During 1998, Marcam Solutions currently intends to continue to make investments in selling and marketing activities and product development. Marcam Solutions' objective is to fund these investments and any losses primarily with cash from improved operations and existing cash resources. Marcam Solutions' ability to generate cash from operations depends upon, among other things, revenue growth, completion and market acceptance of its Protean and Avantis.Pro products, success in enhancing and selling its current AS/400-based families of products, improvements in operating productivity, and payment terms and collection of accounts receivable. There can be no assurance that Marcam Solutions' operations will generate sufficient cash to finance its activities. Until operations improve to meet its cash requirements, Marcam Solutions will need to rely on existing cash resources.

     Marcam Solutions currently anticipates that cash from operations and its available cash will be sufficient to fund its operations and other cash needs through at least fiscal year 1998. If, however, such sources prove insufficient, Marcam Solutions will be required to make changes in operations or seek additional debt or equity financing. Marcam Solutions currently believes that its potential borrowing capacity is limited to revolving lines of credit with borrowing availability based on qualifying accounts receivable. There can be no assurances that such a revolving line of credit or any other additional debt or equity financing will be available or available on terms acceptable to Marcam Solutions. The continued incurrence of operating losses by Marcam Solutions would have a material adverse affect on Marcam Solutions' business, financial condition and results of operations.

Variability of Quarterly Results.

     Marcam Solutions has experienced fluctuations in its quarterly operating results and anticipates that such fluctuations will continue and may intensify. Marcam Solutions' quarterly operating results are affected by a number of factors that could materially and adversely affect revenues and profitability, including the relatively long sales cycles for Marcam Solutions' products; the size and timing of license transactions; the demand for Marcam Solutions' products; the proportion of revenues attributable to license fees versus services fees; changes in the level of operating expenses; the potential for delay or deferral of customer purchases of Marcam Solutions' software; the timing of the introduction or market acceptance of new or enhanced products offered by Marcam Solutions or its competitors; changes in customer budgets; and the general economic and political conditions and other factors affecting capital expenditures by customers. Marcam Solutions' sales cycle typically ranges from three to twelve months, and the cost of acquiring its software and associated computer hardware and of training system users represents a significant expenditure for customers. The purchase of Marcam Solutions' products and services may involve a significant commitment of capital and other resources by its customers with the attendant delays frequently associated with large capital expenditures and authorization procedures within an organization. Accordingly, the sales cycles for Marcam Solutions' products and services are subject to a number of significant risks over which Marcam Solutions has little or no control, including customers' budgetary constraints and internal authorization procedures.

     Marcam Solutions' revenues occur predominantly in the third month of each quarter and tend to be concentrated in the latter half of that third month. Accordingly, Marcam Solutions' quarterly operating results are difficult to predict and delays in product delivery or in closings of sales near the end of a quarter could cause quarterly revenues and, to a greater degree, net income to fall substantially short of anticipated levels. Marcam Solutions' relatively long sales cycle and variable average revenue per transaction, together with fixed short-term expenses, such as marketing, sales and product development expenditures, can cause significant variations in operating results from quarter to quarter, if projected revenues are not realized in the expected period.

     There can be no assurance that Marcam Solutions will be able to achieve or maintain profitability in the future or that its levels of profitability will not vary significantly between quarterly periods. Further, it is possible that Marcam Solutions' operating results could fail to meet the expectations of securities analysts or investors. In such event, or in the event that adverse conditions in the manufacturing or enterprise resource planning ("ERP") marketplace prevail or are perceived to prevail, the price of Marcam Solutions Common Stock and Marcam Solutions' business, financial condition and results of operations would likely be materially adversely affected.

New Products and Technological Change.

     The market for Marcam Solutions' ERP software products is characterized by rapid technological advances, evolving industry standards in computer hardware and software technology, changes in customer requirements and frequent new product line introductions and enhancements. Marcam Solutions' future success will depend on its ability to continue to enhance its current product lines and to develop and introduce new products that keep pace with technological developments, satisfy increasingly sophisticated customer requirements and achieve market acceptance. Marcam Solutions must continue to anticipate and respond adequately to advances in standard business applications software and client/server solutions, as well as object-oriented technology. There can be no assurance that Marcam Solutions will be successful in developing and marketing, on a timely and cost-effective basis, functioning product enhancements or new products that respond to technological advances by its competitors or that its new products will achieve market acceptance.

     Marcam Solutions is currently facing the challenges of a product and technology transition. In particular, many of Marcam Solutions' software products (such as PRISM and Avantis.XA products) are designed to operate on International Business Machines Corporation's ("IBM") proprietary hardware, including IBM's AS/400 computer systems. Marcam Solutions must continue to invest in enhancements and support for these products in a cost-effective manner. Marcam Solutions' newest products (such as Protean and Avantis.Pro) are designed to be platform independent and utilize object technology. Products embodying this technology are just beginning to be introduced into the existing ERP marketplace. There can be no assurance that such products will be accepted by users to a significant degree or at all. As a result of the complexities inherent in the functionality and performance demanded by ERP software customers, major new product enhancements and new products can require long development and testing periods to achieve market acceptance. In addition, ERP software programs as complex as those offered by Marcam Solutions may contain errors which are discovered only after a product has been installed and used by customers despite testing by Marcam Solutions. There can be no assurance that undetected errors will not impair the market acceptance of these products or adversely affect Marcam Solutions' operating results. Marcam Solutions has from time to time experienced problems with customers not being able to install or implement certain of its new product releases and with product performance, including problems related to product functionality, scalability, product response time and program errors. Currently, Marcam Solutions is not aware of any product implementation issues which have not been addressed or are not currently being addressed by it. There can be no assurance that the problems encountered by customers installing and implementing new releases or with the performance of Marcam Solutions' products will not arise in the future, and if such problems arise, that such problems will not have a material adverse effect on Marcam Solutions' business, financial condition and results of operations.

Dependence on IBM's AS/400.

     Substantially all of Marcam Solutions' revenues have been derived from products designed to operate primarily on IBM's AS/400 series of computers. Therefore, until Marcam Solutions' Protean and Avantis.Pro products, which are designed to be platform independent, achieve full market acceptance, if at all, Marcam Solutions' future revenues will be primarily derived from and dependent upon the continued widespread use of the AS/400 and the continued support of the AS/400 by IBM. While Marcam Solutions believes that customers will continue to use, and IBM will continue to support, the AS/400, there can be no assurance of such continued use or support and the loss of either would have a material adverse effect on Marcam Solutions' operating results. Marcam Solutions will be required and intends to continue to devote resources to supporting its installed base of AS/400 customers. In addition, in order to retain its AS/400 customers, Marcam Solutions may be required to adapt its products to any changes made in the AS/400 operating system in the future. Marcam Solutions' inability to adapt to future changes in the AS/400 operating system, or delays in doing so, could have a material adverse effect on Marcam Solutions' business, financial condition and results of operations.

Limited Relevance of Certain Historical Financial Information.

     Although the Marcam Solutions Common Stock was distributed to the Marcam stockholders, because of the relative significance of Marcam's business relating to the PRISM, Protean and Avantis product lines, the Distribution was recorded for accounting purposes as a disposal of the business relating to the MAPICS product line. Accordingly, the consolidated financial statements of Marcam Corporation have become the historical consolidated financial statements of Marcam Solutions. Marcam Solutions' financial statements reflect the Distribution as a disposal of the MAPICS product line as of the Distribution Date and have not been restated to remove the effects of the prior operating results of the MAPICS business. The historical financial statements of Marcam Solutions do not reflect what the financial position, results of operations or cash flows would have been had Marcam Solutions been a separate, stand-alone entity during the periods presented, because they include financial information relating to the MAPICS product line. In addition, the unaudited pro forma financial information of Marcam Solutions included elsewhere in this Annual Report on Form 10-K is for informational purposes only and may not necessarily reflect future results of operations and financial position or what the results of operations or financial position would have been had Marcam Solutions been operating as a separate entity. See Note 2 to the Consolidated Financial Statements.

Competition.

     The market for business software within the process manufacturing industry is highly competitive, changes rapidly and is to a significant degree affected by new product introductions and other market activities of industry participants. Marcam Solutions' products and related services and in particular the PRISM and Avantis.XA product lines are targeted at the market for business applications software for use with the IBM AS/400 platform. Marcam Solutions' Protean and Avantis.Pro product lines are designed to be platform independent. Marcam Solutions' current and prospective competitors offer a variety of products which address these and similar markets. Marcam Solutions' primary competition comes from ERP core application providers, including Baan, N.V., Oracle Corporation, SAP AG and PeopleSoft, Inc. for the plant operations business. In addition, Marcam Solutions faces competition from suppliers of specialized ERP applications, such as J.D. Edwards and Company, QAD, Inc., Ross Systems, Inc. and System Software Associates, Inc.

     The principal competitive factors in the market for ERP plant operations software and services include product functionality, technology, quality, performance, reliability, ease-of-use, size of installed base, service, vendor reputation and financial stability. Marcam Solutions believes that its products currently compete favorably on the foregoing bases, although in certain instances, it may be at a competitive disadvantage against companies with greater financial, marketing, service, support and technological resources, and greater name recognition. Marcam Solutions believes its competitive strengths include its process industry expertise, its proven functional leadership, the ability to easily integrate its Protean products with core ERP applications from other providers, customer implementation results, and its long-term vision and early leadership position with object technology.

     Certain of Marcam Solutions' competitors have a full ERP suite and significantly greater financial, marketing, service, support and technical resources, and greater name recognition than Marcam Solutions. In order to be successful in the future, Marcam Solutions must continue to respond promptly and effectively to the challenges of technological change and its competitors' innovations. Marcam Solutions' competitors may be able to respond more quickly to new or emerging technologies or changes in customer requirements or devote greater resources to the development, promotion and sale of their products than Marcam Solutions. Marcam Solutions also expects to face additional competition as other established and emerging companies enter the market for business software and new technologies are introduced for alternative platforms. In addition, current and potential competitors may make acquisitions or establish alliances among themselves or with third parties, thereby increasing the ability of their products to address the needs of Marcam Solutions' prospective customers. Accordingly, it is possible that new competitors or alliances among current and new competitors may emerge and rapidly gain significant market share, resulting in price or fee rate reductions, fewer customer orders and reduced gross margin, any one of which could have a material adverse effect on Marcam Solutions' business, financial condition and results of operations. There can be no assurance that Marcam Solutions will be able to compete successfully with existing or new competitors or that competition will not have a material adverse effect on Marcam Solutions' business, financial condition and results of operations. In addition, because Marcam Solutions relies in part on a network of distribution affiliates for implementation and other support of its products, there can be no assurance that these affiliates will maintain sufficiently high quality standards so that Marcam Solutions' reputation and competitive position will not be adversely affected.

Dependence on Key Personnel; Ability to Attract and Retain Skilled Personnel.

     Marcam Solutions' future performance depends to a significant extent upon the continued service of a number of senior management and key technical personnel. None of Marcam Solutions' employees is bound by an employment agreement. The loss of the services of one or more key employees could have a material adverse effect on Marcam Solutions. Marcam Solutions' future financial results also will depend in large part upon its ability to attract on a timely basis and retain highly skilled technical, managerial and marketing personnel and the ability of its officers and key employees to manage growth successfully and to continue successful development of new products and enhancements to existing products. Competition for such personnel is intense and is likely to intensify further as companies compete to hire personnel. Marcam Solutions competes in the market for such personnel against numerous companies, including larger, more established companies with significantly greater financial resources than Marcam Solutions. There can be no assurance that Marcam Solutions will be successful in attracting and retaining the personnel it requires to develop successfully new and enhanced products. The inability of Marcam Solutions to attract or retain key personnel could have a material adverse effect on Marcam Solutions' business, financial condition and results of operations.

Dependence on Worldwide Manufacturing Industry.

     Marcam Solutions' business depends substantially upon the capital expenditures of manufacturers, which expenditures depend in part upon the demand for such manufacturers' products. A recession or other adverse events affecting the worldwide manufacturing industry served by Marcam Solutions could affect such demand, forcing manufacturers in Marcam Solutions' target market to curtail or postpone capital expenditures on business information systems. Any such change in the amount or timing of capital expenditures in its target market could have a material adverse effect on Marcam Solutions' business, financial condition and results of operations.

Uncertain Protection of Proprietary Technology.

     Marcam Solutions' success is heavily dependent upon protection of its proprietary software. Marcam Solutions relies on a combination of patent, copyright, trademark and trade secret laws and license and non-disclosure agreements to establish and protect its proprietary rights in its products. Marcam Solutions has obtained a patent on a method for modeling production processes, which is embodied in the PRISM and Protean products. Marcam Solutions has also obtained a patent on a method for managing how computer programs communicate with each other across dispersed systems and different release levels of software throughout an enterprise, which is also embodied in the PRISM database. Marcam Solutions is seeking U.S. and foreign patent protection on key aspects of its Protean product line. Marcam Solutions protects many of its software modules as trade secrets and unpublished copyrighted works. Marcam Solutions enters into confidentiality and/or license agreements with its employees, distributors, customers and potential customers, and limits access to and distribution of its software, documentation and other proprietary information. There can be no assurance, however, that despite these precautions, an unauthorized third party will not copy or reverse-engineer certain portions of Marcam Solutions' products or obtain and use information that Marcam Solutions regards as proprietary. Marcam Solutions typically makes the source code for many of its AS/400-based modules available to its customers. In addition, the laws of some foreign countries do not protect Marcam Solutions' proprietary rights to the same extent as do the laws of the U.S. There can be no assurance that the mechanisms used by Marcam Solutions to protect its software will be adequate or that Marcam Solutions' competitors will not independently develop software products that are substantially equivalent or superior to Marcam Solutions' software products.

     In the future, Marcam Solutions may receive notices claiming that it is infringing the proprietary rights of third parties and there can be no assurance that Marcam Solutions will not become the subject of infringement claims or legal proceedings by third parties with respect to current or future products. In addition, Marcam Solutions may initiate claims or litigation against third parties for infringement of Marcam Solutions' proprietary rights or to establish the validity of Marcam Solutions' proprietary rights. Any such claim could be time consuming, result in costly litigation, cause product shipment delays or force Marcam Solutions to enter into royalty or license agreements rather than dispute the merits of such claims. Moreover, an adverse outcome in litigation or similar adversarial proceedings could subject Marcam Solutions to significant liabilities to third parties, require the expenditure of significant resources to develop non-infringing technology, require disputed rights to be licensed from others or require Marcam Solutions to cease the marketing or use of certain products, any of which could have a material adverse effect on Marcam Solutions' business, financial condition and results of operations. To the extent Marcam Solutions desires or is required to obtain licenses to proprietary rights of others, there can be no assurance that any such licenses will be made available on terms acceptable to Marcam Solutions, if at all. Claims against Marcam Solutions, with or without merit, as well as claims initiated by Marcam Solutions against third parties, can be time consuming and expensive to defend, prosecute or resolve. The inability to effectively protect its proprietary technology or the necessity of prosecuting or defending infringement claims could have a material adverse affect on the business, financial condition or results of operations of Marcam Solutions.

Risks Associated with International Operations and Currency Fluctuations.

     A material portion of Marcam Solutions' business comes from outside the U.S. Marcam Solutions derived approximately 59%, 50% and 53% of its total revenues from customers located outside of the U.S. in fiscal years 1997, 1996 and 1995, respectively. Marcam Solutions believes that its growth and profitability will require continued expansion of its sales in international markets. To successfully expand international sales, Marcam Solutions has utilized, and will continue to utilize, substantial resources to enlarge existing foreign operations, establish additional foreign operations and hire additional personnel. International expansion of Marcam Solutions' operations has required, and will continue to require, Marcam Solutions to translate and localize its software modules. To the extent Marcam Solutions is unable to expand its international operations or translate and localize its application modules in a timely manner, it is likely to adversely impact Marcam Solutions' operating results. In addition, even if international operations are successfully expanded, there can be no assurance that Marcam Solutions will be able to maintain or increase international market presence or demand for its products.

     Risks inherent in Marcam Solutions' international business activities include imposition of government controls, restrictions on the export of critical technology, political and economic instability (including fluctuations in foreign currency exchange rates), trade restrictions, difficulties in staffing international offices, longer accounts receivable payment collection cycles in certain countries, burdens of complying with a wide variety of foreign laws and regulations, management of an organization spread over various countries, unexpected changes in regulatory requirements and overlap of different tax structures. In addition, effective copyright, trademark and trade secret protection may not be available in every foreign country in which Marcam Solutions sells its products. As a result of the continued expansion of Marcam Solutions' international operations, the fluctuations in the value of foreign currencies in which Marcam Solutions conducts its business may cause currency transaction gains and losses. To date, currency transaction gains and losses have not been material. However, due to the number of foreign currencies involved, the constantly changing currency exposures and volatility of currency exchange rates, Marcam Solutions cannot predict the effect of exchange rate fluctuations upon future operating results. Marcam Solutions' business, financial condition and results of operations could be materially adversely affected by any of these factors.

Risks of Product Liability.

     Marcam Solutions' products are generally used to manage data critical to large organizations. As a result, the sale and support of products by Marcam Solutions may entail the risk of product liability claims. While Marcam Solutions' license agreements with its customers typically contain provisions designed to limit Marcam Solutions' exposure to potential product liability claims, it is possible that such limitations of liability provisions may not be effective under the laws of all jurisdictions. In addition, Marcam Solutions is insured for product liability protection against claims for personal injury or damage to property, as well as for customer losses for which Marcam Solutions is liable, although such insurance may not be sufficient to cover all claims in the event the limitation of liability provisions contained in Marcam Solutions' license agreements are not effective. Although Marcam Solutions has not experienced any significant product liability claims to date, there can be no assurance that Marcam Solutions will not be subject to such claims in the future. A successful product liability claim brought against Marcam Solutions could have a material adverse effect on Marcam Solutions' business, financial condition and results of operations. Moreover, defending such a suit, regardless of its merits, could entail substantial expense and require the time and attention of key management personnel, either of which could have a material adverse effect on Marcam Solutions' business, financial condition and results of operations.

Absence of History as a Stand-Alone Public Company.

     Marcam Solutions has operated as a stand-alone company for a relatively short period of time. Certain of Marcam Solutions' senior executive officers have had limited management experience as senior executives in public companies. In anticipation of being established as a stand-alone entity, Marcam Solutions reviewed its business and operations and is implemented certain organizational changes. However, there can be no assurance that these changes or that the separation from MAPICS will not have an adverse impact on Marcam Solutions' business, financial condition and results of operations. In fiscal years 1997, 1996 and 1995 prior to the Distribution, MAPICS made net cash transfers to Marcam Solutions of $6.6 million, $15.2 million and $16.5 million, respectively. In connection with the Distribution in 1997, Marcam Solutions received a capital contribution of $39.0 million from MAPICS.

Possible Volatility of Stock Price

     The stock market from time to time experiences extreme price and volume fluctuations, particularly in the high technology sector. In addition, factors such as announcements of technological innovations or new products by Marcam Solutions or its competitors, quarterly financial releases, as well as market conditions in the computer software or hardware industries, may have a significant impact on the market price of Marcam's common stock. Marcam's common stock has experienced, and may in the future exhibit, price volatility because of factors related, as well as unrelated, to the Company's operating performance.

Anti-Takeover Provisions; Rights Plan; Issuance of Preferred Stock.

     Marcam Solutions' certificate of incorporation and by-laws contain provisions that may make it more difficult for a third party to acquire, or discourage acquisition bids for, or discourage changes in management of, Marcam Solutions. These provisions could limit the price that certain investors might be willing to pay in the future for shares of Marcam Solutions Common Stock. Also, Marcam Solutions has adopted a Shareholder Rights Plan, pursuant to which Marcam Solutions has distributed to its stockholders rights to purchase shares of junior participating preferred stock (the "Rights Plan"). Upon certain triggering events, such rights become exercisable to purchase Marcam Solutions Common Stock at a price substantially discounted from the then applicable market price of Marcam Solutions Common Stock. The Marcam Solutions Rights Plan could generally discourage a merger or tender offer involving the securities of Marcam Solutions that is not approved by the Marcam Solutions Board by increasing the cost of effecting any such transaction and, accordingly, could have an adverse impact on stockholders who might want to vote in favor of such merger or participate in such tender offer. The issuance of Preferred Stock, while providing desirable flexibility in connection with possible acquisitions and other corporate purposes, could have the effect of making it more difficult for a third party to acquire, or of discouraging a third party from acquiring, a majority of the outstanding voting stock of Marcam Solutions. Marcam Solutions has no present plans to issue any shares of Preferred Stock. The Marcam Solutions Board is divided into three classes, each of which serves for a staggered three-year term. Such staggered Board may make it more difficult for a third party to gain control of the Marcam Solutions Board. The by-laws impose various procedural and other requirements that could make it more difficult for stockholders to effect certain corporate actions.

Impact of the Year 2000 Issue

     The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's internal-use computer programs that have data-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities. The Company presently believes that with modifications to existing software and conversions to new software, the Year 2000 Issues can be mitigated. The Company currently expects to implement successfully the systems and programming changes necessary to address the Year 2000 Issue and does not believe that the cost of such actions will have a material effect on the Company's results of operations or financial condition. There can be no assurance, however, that there will not be a delay in, or increased costs associated with, the implementation of such changes. If such modifications and conversions are not made, or are not completed timely, the Year 2000 Issue could have a material impact on the operations of the Company.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following is a list of the Consolidated Financial Statements and Supplementary Data appearing herein:

                                                                                            Page
                                                                                            ----
    Report of Independent Accountants........................................................35

    Consolidated Balance Sheets, September 30, 1997 and 1996.................................36

    Consolidated Statements of Operations for each of the three years in the period ended September 30, 1997.................................................................37

    Consolidated Statements of Stockholders' Equity for each of the three years in the period ended September 30, 1997......................................................38

    Consolidated Statements of Cash Flows for each of the three years in the period ended September 30, 1997......................................................39

    Notes to Consolidated Financial Statements...............................................40

    Supplemental Financial Information.......................................................60

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders of Marcam Solutions, Inc.:

We have audited the accompanying consolidated balance sheets of Marcam Solutions, Inc. as of September 30, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended September 30, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Marcam Solutions, Inc. as of September 30, 1997 and 1996, and the consolidated results of its operations and its cash flows for each of the three years in the period ended September 30, 1997, in conformity with generally accepted accounting principles.





Coopers & Lybrand L.L.P.
Boston, Massachusetts
October 24, 1997

                             MARCAM SOLUTIONS, INC.
                           Consolidated Balance Sheets
                      (In thousands, except per share data)

                                                                                              September 30,
Assets                                                                                   1997              1996
                                                                                       ---------------------------
Current assets:
   Cash and cash equivalents (Note 3)                                                  $   26,474       $   21,817
   Short-term investments (Note 3)                                                         11,503                -
   Accounts receivable, net of allowances of $2,037 in 1997
      and $2,472 in 1996 (Note 4)                                                          24,273           50,602
   Prepaid expenses and other current assets                                                6,639            6,132
                                                                                       ----------        ---------
          Total current assets                                                             68,889           78,551
                                                                                       ----------        ---------
Property and equipment, net (Notes 3 and 5)                                                 6,224           10,954
Computer software costs, net (Note 3)                                                       2,475           31,292
MAPICS intangible costs, net (Notes 3 and 14)                                                   -            5,325
Other assets                                                                                  281            6,080
                                                                                       ----------        ---------

          Total assets                                                                 $   77,869        $ 132,202
                                                                                       ==========        =========

Liabilities and Stockholders' Equity
Current liabilities:
   Accounts payable                                                                    $    4,142        $  13,496
   Accrued expenses and other current liabilities (Note 6)                                 29,457           41,272
   Deferred revenue                                                                        22,396           39,235
                                                                                       ----------        ---------
          Total current liabilities                                                        55,995           94,003
                                                                                       ----------        ---------
Long-term debt (Note 7)                                                                       318           25,764
Deferred income taxes (Note 8)                                                                694              761
                                                                                       ----------        ---------
          Total liabilities                                                                57,007          120,528
                                                                                       ----------        ---------

Commitments and contingencies (Note 9)
Stockholders' equity (Notes 7 and 10):
  Preferred stock, $0.01 par value; 5,000 shares authorized
    at September 30, 1997                                                                       -                -
  Preferred stock, $1.00 par value; 1,000 shares authorized
    at September 30, 1996
      Series D Convertible Preferred Stock, 225 shares issued and outstanding at September 30, 1996 (liquidation
        preference of  $22,500)                                                                 -              225
      Series E Convertible Preferred Stock, 100 shares issued and
        outstanding at September 30, 1996 (liquidation preference of $10,000)                   -              100
  Common stock, $.01 par value; 30,000 shares authorized
    at September 30, 1997 and 1996; 7,457 and 11,431 shares issued and
    outstanding at September 30, 1997 and 1996                                                 75              114
  Additional paid-in capital                                                              142,766           76,602
  Accumulated deficit                                                                    (121,072)         (62,795)
  Unamortized deferred compensation                                                             -             (585)
  Cumulative translation adjustment                                                          (907)          (1,987)
                                                                                       ----------        ---------
      Total stockholders' equity                                                           20,862           11,674
                                                                                       ----------        ---------

      Total liabilities and stockholders' equity                                       $   77,869       $  132,202
                                                                                       ==========       ==========

                 The accompanying notes are an integral part of
                     the consolidated financial statements.

                             MARCAM SOLUTIONS, INC.
                      Consolidated Statements of Operations
                      (In thousands, except per share data)

                                                                    Year Ended September 30,
                                                               1997          1996          1995
                                                            ----------    ----------    ----------
Revenues:
   License                                                  $   66,390    $   93,137    $  105,232
   Services                                                     97,490       108,287        97,100
                                                            ----------    ----------    ----------
      Total revenues                                           163,880       201,424       202,332
                                                            ----------    ----------    ----------

Operating expenses:
   Cost of license revenues                                     14,636        16,669        18,657
   Cost of services revenues                                    56,234        69,493        62,904
   Selling and marketing (Note 4)                               66,596        82,790        87,074
   Product development                                          34,301        27,680        25,930
   General and administrative                                    9,505         9,987         8,382
   Restructuring and other charges (Note 6)                     19,175        10,600        28,756
                                                            ----------    ----------    ----------
      Total operating expenses                                 200,447       217,219       231,703
                                                            ----------    ----------    ----------

Operating loss                                                 (36,567)      (15,795)      (29,371)
Litigation settlement (Note 9)                                       -        (3,250)            -
Interest and other income                                        1,411         1,443           711
Interest and other expense                                      (3,518)       (4,138)       (3,063)
                                                            ----------    ----------    ----------

Loss before income tax expense and extraordinary item          (38,674)      (21,740)      (31,723)
Income tax expense (Note 8)                                     (5,200)       (4,586)       (2,634)
                                                            ----------    ----------    ----------

Loss before extraordinary item                                 (43,874)      (26,326)      (34,357)
Extraordinary loss from early extinguishment
   of debt, net of $0 of income taxes (Note 7)                  (3,009)            -             -
                                                            ----------    ----------    ----------

Net loss                                                     $ (46,883)    $ (26,326)    $ (34,357)
                                                            ==========    ==========    ==========

Loss per share before extraordinary item                     $   (7.27)    $   (4.63)    $   (6.10)
Extraordinary loss per share                                     (0.50)            -             -
                                                            ----------    ----------    ----------
Net loss per share                                           $   (7.77)    $   (4.63)    $   (6.10)
                                                            ==========    ==========    ==========

Weighted average number of
   shares outstanding (Note 3)                                   6,035         5,692         5,634



                 The accompanying notes are an integral part of
                     the consolidated financial statements.

                             MARCAM SOLUTIONS, INC.
                 Consolidated Statements of Stockholders' Equity
                                 (In thousands)

                           Series D and E
                             Convertible                            Additional              Unamortized   Cumulative     Total
                            Preferred Stock        Common Stock      Paid-in    Accumulated   Deferred    Translation  Stockholders'
                         Shares    Par Value  Shares    Par Value    Capital      Deficit   Compensation  Adjustment     Equity
                         ------    ---------  ------    ---------    -------    ----------- ------------  -----------  -------------
Balance at September
  30, 1994                                    11,119    $    111   $   42,043    $ (2,112)   $  (876)     $  (1,040)   $  38,126

Sale of convertible
  preferred stock
  (Note 10)                 225       $225         -           -       22,275           -           -             -       22,500

Exercise of stock
  options                     -         -         11           -          108           -           -             -          108

Sale of common stock
  under the Employee
  Stock Purchase Plan         -         -        101           1          788           -           -             -          789

Stock grants issued
  and compensation
  expense (Note 10)           -         -         40           1          458           -       (224)             -          235


Effect of foreign
  currency translation        -         -          -           -            -           -          -           (755)        (755)

Net loss                      -         -          -           -            -     (34,357)         -              -      (34,357)
                         ------    ------     ------    --------   ----------    --------     ------      ---------    ---------
Balance at September
  30, 1995                  225       225     11,271         113       65,672     (36,469)    (1,100)        (1,795)      26,646
                         ------    ------     ------    --------   ----------    --------     ------      ---------    ---------


Sale of convertible
  preferred stock
  (Note 10)                100        100          -           -        9,400           -          -              -        9,500

Issuance of warrants
  with preferred stock
  (Note 10)                  -          -          -           -          500           -          -              -          500

Exercise of stock
  options                    -          -        113           1          566           -          -              -          567

Sale of common stock
  under the Employee Stock
  Purchase Plan              -          -         86           -          791           -          -              -          791

Stock grants canceled and
  compensation expense
  (Note 10)                  -          -        (39)          -         (327)          -        515              -          188

Effect of foreign
  currency translation       -          -          -           -            -           -          -           (192)        (192)

Net loss                     -          -          -           -            -     (26,326)         -              -      (26,326)
                        ------     ------     ------    --------   ----------    --------     ------      ---------    ---------

Balance at September
  30, 1996                 325        325     11,431         114       76,602     (62,795)      (585)        (1,987)      11,674
                        ------     ------     ------    --------   ----------    --------     ------      ---------    ---------
Exercise of stock
  options                    -          -        102           1          704           -          -              -          705

Sale of common stock
  under the Employee
  Stock Purchase Plan        -          -         81           1          822           -          -              -          823

Stock grants
  canceled and
  compensation
  expense (Note 10)          -          -        (10)          -         (106)          -        585              -          479

Compensation related
  to unexercised stock
  options                    -          -          -           -          378           -          -              -          378

The Distribution
  (Notes 2 and 7):

  Effect of the
   Distribution on
   shares outstanding     (325)      (325)    (4,147)        (41)         366           -          -              -            -

  Disposal of
   MAPICS, Inc.              -          -          -           -            -     (11,394)         -              -      (11,394)

  Capital
   contributed
   and Subordinated
   Notes assumed by
   MAPICS, Inc.              -          -          -           -       64,000           -          -              -       64,000

Effect of foreign
  currency translation       -          -          -           -            -           -          -          1,080        1,080

Net loss                     -          -          -           -            -     (46,883)         -              -      (46,883)
                        ------     ------     ------    --------   ----------    --------     ------      ---------    ---------
Balance at September
  30, 1997                   -    $     -      7,457    $     75   $  142,766   $(121,072)   $     -      $    (907)   $  20,862
                        ======    =======     ======    ========   ==========   =========    =======      =========    =========

                   The accompanying notes are an integral part of the consolidated financial statements.

                             MARCAM SOLUTIONS, INC.
                      Consolidated Statements of Cash Flows
                                 (In thousands)

                                                                               Year Ended September 30,
                                                                           1997           1996          1995
                                                                         ----------    ----------    ----------
Cash flows from operating activities:
   Net loss                                                              $  (46,883)   $  (26,326)   $  (34,357)
   Adjustments to reconcile net loss to net cash provided
     by operating activities:
     Depreciation and amortization                                           15,093        15,877        12,743
     Provision for restructuring and other charges, non-cash portion         11,743         3,730        20,680
     Extraordinary loss from extinguishment of debt, non-cash portion         1,259             -             -
     Provision for bad debts                                                  3,820         3,828         1,449
     Deferred income taxes                                                       49          (459)       (1,128)
     Changes in operating assets and liabilities, net of
        effects of acquisitions and divestitures:
       Accounts receivable                                                    2,984         1,779        (9,957)
       Prepaid expenses and other assets                                     (1,446)       (2,648)       (3,506)
       Accounts payable                                                      (3,324)        2,748        (5,969)
       Accrued expenses and other current liabilities                         2,944          (148)       30,866
       Deferred revenue                                                       4,272         2,220         7,435
                                                                         ----------    ----------    ----------
         Net cash provided by (used for) operating activities                (9,489)          601        18,256
                                                                         ----------    ----------    ----------

Cash flows from investing activities:
   Purchases of property and equipment                                       (3,510)       (6,114)       (3,946)
   Additions to computer software costs                                      (7,563)      (12,233)      (15,210)
   Purchases of short-term investments                                      (11,503)       (6,909)       (2,019)
   Proceeds from the sale of short-term investments                               -         8,928             -
   Payments for acquisitions, net of cash acquired                                -             -        (1,282)
   Net cash divested in disposal of subsidiaries                             (3,632)         (461)            -
                                                                         ----------    ----------    ----------
         Net cash used for investing activities                             (26,208)      (16,789)      (22,457)
                                                                         ----------    ----------    ----------

Cash flows from financing activities:
   Proceeds from issuance of convertible preferred stock                          -         9,500        22,500
   Proceeds from issuance of warrants                                             -           500             -
   Principal borrowings on debt                                                   -             -         5,305
   Principal payments on debt and capital lease obligations                    (436)         (379)       (7,719)
   Capital contributed by MAPICS, Inc.                                       39,000             -             -
   Common stock issued under Employee Stock Purchase Plan                       823           791           789
   Proceeds from stock option exercises                                         705           567           108
   Repayment of notes receivable from shareholders                                -             -            14
                                                                         ----------    ----------    ----------
         Net cash provided by financing activities                           40,092        10,979        20,997
                                                                         ----------    ----------    ----------

Effect of exchange rate changes on cash and cash equivalents                    262          (286)           53
                                                                         ----------    ----------    ----------
         Net increase (decrease) in cash and cash equivalents                 4,657        (5,495)       16,849
Cash and cash equivalents at beginning of year                               21,817        27,312        10,463
                                                                         ----------    ----------    ----------
Cash and cash equivalents at end of year                                 $   26,474    $   21,817    $   27,312
                                                                         ==========    ==========    ==========

See supplemental disclosure of cash flow information at Note 12.

                 The accompanying notes are an integral part of
                     the consolidated financial statements.

                             MARCAM SOLUTIONS, INC.
                   Notes to Consolidated Financial Statements

(1)  NATURE OF BUSINESS

     Marcam Solutions, Inc. and subsidiaries ("Marcam Solutions" or the "Company") develops, globally markets, implements, and supports enterprise resource planning software applications designed exclusively for process plant operations. The Company's mission is to provide process manufacturing companies with specialized, agile, business solutions that enable them to continuously improve their plant operations while realizing low total cost of ownership. The Company also provides product support, implementation consulting, education, and programming services to its customers. The Company's products offer comprehensive business planning and control solutions to customers' production, logistics, asset management and financial requirements. The Company's primary geographic markets include North America, Europe, Latin America, Asia Pacific, Africa and the Middle East.

(2)  THE DISTRIBUTION

     On July 29, 1997, Marcam Corporation spun off in a tax-free distribution the portion of its business relating to its PRISM, Protean and Avantis product lines. In connection with the distribution, Marcam Corporation transferred to Marcam Solutions, Inc., at that time a new wholly owned subsidiary of Marcam Corporation, substantially all of the business, assets and liabilities relating to its PRISM, Protean and Avantis product lines and an aggregate of $39.0 million in cash in exchange for (i) the assumption by Marcam Solutions of certain liabilities and obligations relating to the business to be conducted by Marcam Solutions, (ii) a number of shares of common stock of Marcam Solutions sufficient for Marcam Corporation to make the distribution and (iii) warrants to purchase an aggregate of 500,000 shares of common stock of Marcam Solutions. Marcam Corporation distributed all of its ownership interest in Marcam Solutions by means of a distribution on July 29, 1997 to its stockholders of record on July 23, 1997 (the "Distribution"). In the Distribution, each stockholder of Marcam Corporation received one share of Marcam Solutions common stock for each two shares of Marcam Corporation common stock held and five shares of Marcam Solutions common stock for each share of Marcam Corporation preferred stock held. In connection with the Distribution, Marcam Corporation changed its name from "Marcam Corporation" to "MAPICS, Inc." ("MAPICS").

     Although the common stock of Marcam Solutions was distributed to Marcam Corporation's shareholders, the Distribution was recorded for accounting purposes as a disposal of the business conducted by MAPICS, due to the relative significance of the business conducted by Marcam Solutions. The financial statements of Marcam Solutions for reporting periods after the Distribution reflect the Distribution as a disposal of the business conducted by MAPICS and have not been restated to remove the effects of the prior operating results of the MAPICS business. The financial statements of Marcam Solutions for periods prior to the Distribution correspond to the historical consolidated financial statements of Marcam Corporation.

     For accounting purposes, in connection with the Distribution, MAPICS assumed and repaid Marcam Corporation's outstanding $25,000,000 9.82% unsecured Subordinated Notes. The repayment resulted in an extraordinary loss to Marcam Solutions of $3,009,000 related to the early extinguishment of this debt. The extraordinary loss included prepayment penalties of $1,750,000 and the write-off of deferred financing costs approximating $1,259,000. No tax benefit was recognized for the extraordinary loss due to the uncertainty of realizing that benefit. At September 30, 1997 the Company had no debt other than capitalized leases (See Note 7).

     Marcam Corporation and Marcam Solutions entered into various agreements providing for the separation of the product lines and governing various ongoing relationships between MAPICS and Marcam Solutions after the Distribution, including a distribution agreement, a general services agreement and a tax sharing agreement.

                             MARCAM SOLUTIONS, INC.
             Notes to Consolidated Financial Statements (Continued)


     The following unaudited pro forma financial information for the years ended September 30, 1997 and 1996 reflects how the disposition of the MAPICS business might have affected the statements of operations of Marcam Solutions if the disposition had occurred on October 1, 1995. The pro forma financial information is presented as if Marcam Solutions had been operated as a separate entity, principally by deducting the operating results of MAPICS from the historical consolidated operating results of Marcam Corporation. The pro forma data is for informational purposes only and may not necessarily reflect future results of operations or what the results of operations would have been had Marcam Solutions been operating as a separate entity.

Pro Forma Results of Operations
(In Thousands, Except Per Share Data)

                                                     Year Ended September 30,
                                                      1997             1996
                                                  ----------------------------
Revenues:
   License                                        $   27,466        $   47,796
   Services                                           65,485            76,026
                                                  ----------        ----------
     Total revenues                                   92,951           123,822
                                                  ----------        ----------

Operating expenses:
   Cost of license revenues                            7,628             9,756
   Cost of services revenues                          44,857            58,341
   Selling and marketing                              40,298            52,649
   Product development                                25,790            21,282
   General and administrative                          7,290             7,965
   Restructuring and other charges                    19,175            10,600
                                                  ----------        ----------
Total operating expenses                             145,038           160,593
                                                  ----------        ----------

Operating loss                                       (52,087)          (36,771)
Other income (expense), net                           (2,107)           (5,945)
Income tax expense                                    (3,936)           (4,160)
                                                  ----------        ----------

Loss before extraordinary item                       (58,130)          (46,876)
Extraordinary item                                    (3,009)                -
                                                  ----------        ----------

Net loss                                          $  (61,139)       $  (46,876)
                                                  ==========        ==========

Net loss per share before extraordinary item      $    (9.63)       $    (8.24)
Extraordinary loss per share                            (.50)                -
                                                  ----------        ----------
Net loss per share                                $   (10.13)       $    (8.24)
                                                  ==========        ==========
Weighted average number
  of shares outstanding                                6,035             5,692

                             MARCAM SOLUTIONS, INC.
             Notes to Consolidated Financial Statements (Continued)


(3)  SIGNIFICANT ACCOUNTING POLICIES

     (a) Basis of Presentation

     The consolidated financial statements include the accounts of Marcam Solutions, Inc. and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. Certain amounts in the prior year financial statements have been reclassified to conform with the current year presentation. See Note 2 for basis of presentation of the Distribution.

     (b) Use of Estimates by Management

     The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The most significant estimates included in these financial statements are the valuation of accounts receivable, deferred tax assets, capitalized software and intangible assets. Actual results may differ from estimates.

     (c)  Revenue Recognition

     The Company recognizes revenues from the sale of its software licenses upon the signing of license agreements, delivery of the software and determination that collection of the related receivable is probable. Under the terms of the Company's license agreements, the customer is responsible for installation and training. At the time the Company recognizes revenues from the sale of software licenses, no significant vendor obligations remain, and the costs of insignificant support obligations are accrued.

     The Company recognizes revenues from license renewals (which typically include some customer support obligation) and post-contract customer support agreements as services revenues ratably over the terms of the agreements. Revenues from consulting and custom programming services are recognized as services are performed. Related expenses are included in cost of services revenues.

     Generally, revenues from sales through third-party representatives are included in revenues, and related commissions are included in selling and marketing expenses. In certain situations, revenues from affiliates are recorded as royalties in license revenues (See Note 15).

     (d) Cash and Short-Term Investments

     Cash equivalents consist of highly liquid investments with maturities of three months or less from the date of purchase. Investments with maturities greater than three months and less than twelve months are considered to be short-term investments. Cash equivalents and short-term investments consist primarily of commercial paper, corporate and municipal bonds, time deposits and money market investments.

     The Company classifies all securities that mature in less than one year as "held to maturity" securities. At September 30, 1997, held to maturity securities consisted of corporate bonds of $7,556,000, government and agency obligations of $2,000,000, and commercial paper of $1,947,000. Held to maturity securities are recorded at amortized cost, which approximated fair value at September 30, 1997. No unrealized gains or losses have been recognized on these investments. At September 30, 1996, the Company held no securities.

                             MARCAM SOLUTIONS, INC.
             Notes to Consolidated Financial Statements (Continued)


     (e)  Concentrations of Credit Risk

     Financial instruments which potentially expose the Company to concentrations of credit risk consist primarily of trade accounts receivable. The Company provides credit, in the normal course of business, to various types and sizes of manufacturers located throughout the world. Management does not believe significant credit risk exists at September 30, 1997 and 1996.

     (f)  Property and Equipment

     Property and equipment are stated at cost. Depreciation is calculated using the straight-line method based upon the following estimated useful lives:

        Furniture and fixtures     5 to 7 years
        Computer equipment         3 to 5 years
        Leasehold improvements     Shorter of lease term or useful life of asset

     (g)  Computer Software Costs

     The Company charges all costs of establishing technological feasibility of computer software products to product development expense as they are incurred. Thereafter, computer software costs are capitalized and reported at the lower of unamortized cost or net realizable value. Computer software costs include in-house software development costs and the costs incurred to translate software into various foreign languages. Amortization of computer software costs commences upon general release of the product to customers and is computed on a product-by-product basis using the greater of the amount determined using (a) the ratio that current period gross revenues bear to the total of current and anticipated future gross revenues or (b) the straight-line method over the estimated economic life of the product (generally five years). Amortization of capitalized software costs is generally charged to cost of license revenues.

     Computer software costs capitalized during 1997, 1996 and 1995 amounted to approximately $7,563,000, $12,233,000 and $15,210,000, respectively.
Amortization of computer software costs during those periods was approximately $8,991,000, $9,034,000 and $8,453,000, respectively. In fiscal 1997, capitalized software and translation costs related to the Protean and Avantis.Pro product lines with a net book value of $11,125,000 were written off as a result of management's assessment of net realizable value (See Note 6). Additionally in fiscal 1997, capitalized software and translation costs with a net book value of $15,863,000 were transferred to MAPICS, Inc. in connection with the Distribution described in Note 2. In fiscal 1996, capitalized software and translation costs with a net book value of $2,090,000 were written off as part of the 1996 restructuring charges described in Note 6. In fiscal 1995, capitalized software and translation costs with a net book value of $18,253,000 were written-off as part of the 1995 restructuring charge described in Note 6, and computer software valued at $9,391,000 was recorded in connection with the acquisition of Mapics, Inc., as described in Note 14. Accumulated amortization at September 30, 1997 and 1996 totaled $21,491,000 and $23,581,000, respectively.

     (h)   MAPICS Intangible Costs

     MAPICS intangible costs represent acquired intangible assets that were being amortized to cost of license revenues using the straight-line method over the estimated lives of the intangibles, ranging from 5 to 15 years. The balance of MAPICS intangible costs was transferred to MAPICS, Inc. during fiscal 1997 in connection with the Distribution (See Notes 2 and 14).

                             MARCAM SOLUTIONS, INC.
             Notes to Consolidated Financial Statements (Continued)


     (i)  Goodwill

     The excess of the cost of businesses acquired over the fair market value of net assets acquired is being amortized to expense on a straight-line basis over eight years.

     (j)  Intangible Assets

     The Company evaluates the net realizable value of capitalized software and other intangibles on a quarterly basis using undiscounted cash flows. The Company's review of intangible assets includes an analysis of past operating results, business plans and budgets related to recoverability of the specific assets.

     (k)  Foreign Currency Translation

     The functional currency for each of the Company's foreign operations is generally its local currency. Assets and liabilities of foreign subsidiaries are translated into U.S. dollars at year-end rates of exchange. Revenues and expenses are translated into U.S. dollars at the average rates for the periods. The resultant translation adjustments are reflected as a separate component of stockholders' equity on the consolidated balance sheets.

     (l)  Income Taxes

     The Company accounts for income taxes using the asset and liability method, pursuant to which deferred income taxes are recognized for the tax consequences of differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. The effect on deferred income taxes of a change in tax rates is recognized in the period that includes the enactment date. Valuation allowances are provided if, based upon the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

     The Company does not provide for U.S. income taxes on the undistributed earnings of foreign subsidiaries, which the Company considers to be permanent investments.

     (m)  Net Loss Per Share

     Net loss per share is based upon the weighted average number of common shares outstanding during the period. Common equivalent shares have been excluded from the computation of net loss per share, as their effect would have been anti-dilutive. Common equivalent shares result from the assumed exercise of outstanding stock options, warrants and convertible preferred stock, the proceeds of which are then assumed to have been used to repurchase outstanding common stock using the treasury stock method.

     For purposes of computations of net loss per share, the distribution of one share of Marcam Solutions common stock for each two shares of Marcam Corporation common stock in connection with the Distribution was reflected as a 2-for-1 reverse stock split occurring on July 29, 1997. Accordingly, historical net loss per share and weighted average shares outstanding have been restated to present this stock split.

     (n) New Accounting Pronouncements

     In February 1997, Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"), was issued which will require the Company to present basic and diluted earnings per share ("EPS"). Basic EPS, which replaces primary EPS, excludes dilution and is computed by dividing income applicable to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the

                             MARCAM SOLUTIONS, INC.
             Notes to Consolidated Financial Statements (Continued)


     entity. Diluted EPS is computed similarly to fully diluted EPS under existing rules. SFAS 128 requires restatement of all prior period earnings per share data presented. The Company will adopt SFAS 128 in the first quarter of fiscal 1998. The adoption will have limited impact on the Company's financial statements, since restated EPS amounts will be identical to historical amounts for the periods presented in the accompanying Financial Statements.

     In June 1997, Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"), was issued which requires businesses to disclose comprehensive income and its components in general purpose financial statements, with reclassification of prior period financial statements. SFAS 130 is effective for fiscal periods beginning after December 15, 1997 and its adoption is not expected to have a material impact on the Company's disclosures.

     In June 1997, Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"), was issued which redefines how operating segments are determined and requires disclosures of certain financial and descriptive information about a company's operating segments. SFAS 131 is effective for fiscal periods beginning after December 15, 1997 and its adoption may require additional disclosure of the Company's historical financial data.

     In October 1997, Statement of Position 97-2, "Software Revenue Recognition" ("SOP 97-2"), was issued which provides guidance on applying generally accepted accounting principles in recognizing revenue on software transactions. SOP 97-2 is effective for transactions entered into in fiscal years beginning after December 15, 1997. The Company will adopt the guidelines of SOP 97-2 as of October 1, 1998 and has not yet determined the impact of adoption.

(4)  ALLOWANCE FOR DOUBTFUL ACCOUNTS

     The Company provides reserves for customer receivable balances which are considered potentially uncollectible. The Company's allowance for doubtful accounts amounted to $2,037,000, $2,472,000 and $3,005,000 at September 30,
1997, 1996 and 1995, respectively. The provision charged to bad debt expense, which is generally included in selling and marketing expenses, was $3,820,000, $3,828,000 and $1,449,000 for fiscal 1997, 1996 and 1995, respectively, and write-offs against the allowance were $2,598,000, $4,361,000 and $1,374,000 for fiscal 1997, 1996 and 1995, respectively. In fiscal 1997, $1,657,000 of the allowance was transferred to MAPICS, Inc. in connection with the Distribution described in Note 2.

(5)  PROPERTY AND EQUIPMENT

     Property and equipment consist of the following:

                                                          September 30,
                                                        1997          1996
                                                     -----------------------
                                                          (In thousands)

     Furniture and fixtures                          $   2,742     $  3,198
     Computer equipment and software                    18,635       23,523
     Leasehold improvements                              1,431        2,033
                                                     ---------     --------
                                                        22,808       28,754
     Accumulated depreciation and amortization         (16,584)     (17,800)
                                                     ---------     --------
                                                     $   6,224     $ 10,954
                                                     =========     ========

                             MARCAM SOLUTIONS, INC.
             Notes to Consolidated Financial Statements (Continued)


     The carrying value of assets under capital leases included in the above was $612,000 and $973,000 at September 30, 1997 and 1996, respectively, which was net of accumulated amortization of $586,000 and $415,000 at September 30, 1997 and 1996, respectively. In connection with the Distribution described in Note 2, property and equipment with a net book value of $3,188,000 was transferred to MAPICS during fiscal 1997.

(6) ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

    Accrued expenses and other current liabilities consist of:

                                                    September 30,
                                                 1997          1996
                                                 --------------------
                                                    (In thousands)

    Accrued commissions and royalties         $  3,892     $ 13,938
    Accrued payroll and related expenses         6,468        7,376
    Accrued restructuring cost                   3,548        4,577
    Accrued taxes                                5,747        5,894
    Other                                        9,802        9,487
                                              --------     --------
                                              $ 29,457     $ 41,272
                                              ========     ========

     In connection with the Distribution described in Note 2, accrued expenses and other current liabilities of $13,691,000 were transferred to MAPICS in fiscal 1997.

     Restructuring and other charges reflected in the statements of operations consist of the following (in thousands):

                                                          Year Ended September 30,
                                                       1997         1996         1995
                                                    ----------------------------------
                                                               (In thousands)
     Restructuring charges                           $  4,210     $ 10,600    $ 28,756
     Write-off of capitalized software costs           11,125            -           -
     Spin-off costs incurred in the Distribution        3,840            -           -
                                                     --------     --------    --------
                                                     $ 19,175     $ 10,600    $ 28,756
                                                     ========     ========    ========

1997 Charges

     During the third quarter of 1997, the Company's business and operating expense structure were reviewed to identify opportunities for cost reductions, and actions were initiated to reduce operating expenses. As a result of these actions as well as an assessment of capitalized software costs and the costs associated with the Distribution, the Company recorded restructuring and other charges in the third and fourth quarters of 1997 totaling $19,175,000. Of this amount, approximately $1,710,000 related principally to reductions in staffing (approximately 100 employees) throughout the business, except the Protean and Avantis development organizations; $1,500,000 related to the closure of certain European facilities, including associated write-offs of property and equipment and lease cancellation costs; and $1,000,000 related to other restructuring actions.

     An additional $11,125,000 of the fiscal 1997 charge related to the write-off of the capitalized software development costs related to the Protean and Avantis.Pro product lines. This write-off resulted from lower than expected revenue from these product lines during fiscal 1997 and the continuing uncertainty regarding market acceptance of, and significant revenue generation from, these product lines in the near future.

                             MARCAM SOLUTIONS, INC.
             Notes to Consolidated Financial Statements (Continued)


     The charge also included costs of $3,840,000 incurred in connection with the Distribution. See Note 2.

     Approximately $7,770,000 of the 1997 charges has resulted or is expected to result in cash expenditures. As of September 30, 1997, $2,379,000 related to the restructuring charges remained in accrued liabilities. Management believes that this remaining balance will be adequate to cover future expenditures associated with the 1997 restructuring actions and expects that nearly all of the restructuring actions will be completed by the end of fiscal 1998.

1996 Charges

     In the third and fourth quarters of 1996, the Company recorded restructuring charges of $8,300,000 and $2,300,000, respectively. These charges resulted from the Company's completion of a review of its operating expenses and overall operations. As a result, the Company divested its MXP product line and committed to the restructuring of global operations. Approximately $6,870,000 of the total 1996 restructuring charges has resulted in or is expected to result in cash expenditures. At September 30, 1997, $1,169,000 related to these charges remained in accrued liabilities. Management believes that this remaining balance will be adequate to cover future expenditures associated with the 1996 restructuring actions and expects that the restructuring actions will be completed by the end of fiscal 1998.

     Included in the 1996 restructuring charges was $5,500,000 associated with the Company's decision to divest itself of the MXP product line, represented by its Foresight Software, Inc. subsidiary. This charge represented the net loss incurred in connection with the disposition of the stock of Foresight Software, Inc. in a sale effective as of June 30, 1996, as well as additional costs of divestiture. The Company received a promissory note, as revised, in the amount of $1,847,000 from Foresight Software, Inc. and may be entitled to future royalties. The Company will recognize the proceeds from the note and any future royalties as cash payments are received, due to the uncertainty of collection. The results of operations for fiscal 1996 and 1995 of Foresight Software, Inc. and the net assets divested were immaterial to the Company's consolidated results of operations and financial position.

     The remaining $5,100,000 of the 1996 restructuring charges related to the conversion of certain direct sales operations in the Asia Pacific region and in Latin America to affiliate distribution channels and a headcount reduction in Europe and North America. Of this amount, $570,000 related to the cost of customer commitments, $1,990,000 related to employee severance payments for approximately ninety employees, $1,370,000 related to lease cancellations and other costs, and $1,170,000 related to the write-off of certain related fixed assets and intangible assets.

1995 Charges

     In September 1995, the Company recorded a restructuring charge of $28,756,000 related to the cessation of development of the PRISM Client/Server product line, intangible asset write-offs, staffing reductions, the consolidation of certain facilities and reorganization of the MXP product organization. This charge reflected costs of approximately $9,100,000 associated with the decision to discontinue PRISM Client/Server development, including resulting customer commitments and the write-off of previously capitalized software. The charge also reflected costs of $16,300,000 associated with the write-off of capitalized software and other intangible assets, the future values of which were impaired by restructuring actions or were not supported due to changes in business outlook. The charge includes $2,300,000 related to the closure or consolidation of certain European facilities, including related write-offs of property and equipment, and $1,100,000 related to the headcount reduction of forty employees. As of September 30, 1997, no amounts remained in accrued liabilities related to this charge and expenditures associated with the 1995 restructuring actions are complete.

                             MARCAM SOLUTIONS, INC.
             Notes to Consolidated Financial Statements (Continued)


(7)  LONG-TERM DEBT AND CREDIT ARRANGEMENTS

     Long-term debt consists of the following:

                                                                              September 30,
                                                                          1997           1996
                                                                         ----------------------
                                                                              (In thousands)
     9.82% unsecured Subordinated Notes due April 30, 2001,
       interest only payments of $1,227,500 due semi-annually
       on April 30 and October 31 of each year until maturity            $    -      $   25,000

     Capital leases                                                         624           1,156
                                                                         ------      ----------

     Total debt                                                             624          26,156
     Less current maturities                                                306             392
                                                                         ------      ----------

     Long-term debt                                                      $  318      $   25,764
                                                                         ======      ==========

     In May 1994, the Company issued to institutional investors $25,000,000 of 9.82% unsecured Subordinated Notes due April 30, 2001 (the "Subordinated Notes") and warrants to purchase 383,333 shares of the Company's common stock. See Note 10.

     In July 1997, in connection with the Distribution, MAPICS assumed and repaid the Subordinated Notes. The repayment resulted in an extraordinary loss to Marcam Solutions of $3,009,000 related to the early extinguishment of this debt. The extraordinary loss included prepayment penalties of $1,750,000 and the write-off of deferred financing costs approximating $1,259,000. No tax benefit was recognized for the extraordinary loss due to the uncertainty of realizing that benefit.

     On July 25, 1997, Marcam Corporation's $20,000,000 credit facility was terminated.

                             MARCAM SOLUTIONS, INC.
             Notes to Consolidated Financial Statements (Continued)


(8)  INCOME TAXES

     The components of the provision for income taxes are as follows:

                                         Year Ended September 30,
                                       1997        1996      1995
                                     -------      ------    -------
                                             (In thousands)
           Federal:
                Current              $     -      $    -    $     -
                Deferred                   -           -       (390)
                                     -------      ------    -------
                  Total                    -           -       (390)
                                     -------      ------    -------
           State:
                Current                   33           -          -
                Deferred                   -           -          -
                                     -------      ------    -------
                  Total                    -           -          -
                                     -------      ------    -------
           Foreign:
                Current                5,234       4,975      3,344
                Deferred                 (67)       (389)      (320)
                                     -------      ------    -------
                  Total                5,167       4,586      3,024
                                     -------      ------    -------
           Total:                    $ 5,200      $4,586    $ 2,634
                                     =======      ======    =======

     The components of income (loss) from domestic and foreign operations before provision for income taxes are as follows:

                                         Year Ended September 30,
                                       1997        1996      1995
                                     -------      ------    -------
                                             (In thousands)
           Domestic                 $(41,863)     (25,593)  $(31,173)
           Foreign                       180        3,853       (550)
                                    --------     --------   --------
                Total               $(41,683)    $(21,740)  $(31,723)
                                    ========     ========   ========

     The Company's effective income tax rates of 12.5%, 21.1% and 8.3% for the years ended September 30, 1997, 1996 and 1995, respectively, differ from the expected income taxes for those years calculated by applying the Federal statutory rate of 34% to loss before income taxes as follows:

                             MARCAM SOLUTIONS, INC.
             Notes to Consolidated Financial Statements (Continued)


                                                         Year Ended September 30,
                                                   1997          1996            1995
                                               ----------     ----------     -----------
                                                              (In thousands)
      Expected tax benefit                     $  (14,172)    $   (7,392)    $   (10,786)
      Losses not benefited                         12,723          8,503           9,078
      Tax effect of foreign activities              4,006          3,272           4,131
      Foreign taxes incurred in the Distribution    1,100              -               -
      Non-deductible expenses                       1,489              -               -
      Other                                            54            203             211
                                                ---------     ----------     -----------
                                                $   5,200     $    4,586     $     2,634
                                                =========     ==========     ===========

     Temporary differences between the financial statement carrying amounts and tax bases of assets and liabilities that give rise to significant portions of the net deferred income tax liability at September 30, 1997 and 1996 relate to the following:

                                                            September 30,
                                                          1997          1996
                                                        ---------------------
                                                            (In thousands)
          Deferred tax assets:
              Net operating loss carryforwards          $    101     $ 16,879
              Foreign, research and experimentation
                 and other tax credits                       532        6,903
              Deferred revenue                             2,391        3,572
              Restructuring reserves                         860        2,946
              Other reserves                                 156        1,046
              Intangible assets                                -          593
              Accrued vacation                               345          358
              Other                                        1,832        1,804
                                                         -------     --------
                                                           6,217       34,101
          Less:  Valuation reserve                        (5,831)     (25,639)
                                                         -------     --------
                 Net deferred tax assets                     386        8,462

          Deferred tax liabilities:
              Capitalized software                          (731)      (8,813)
              Other                                         (349)        (410)
                                                         -------     --------
                                                          (1,080)      (9,223)
                                                         -------     --------
          Net deferred tax liabilities                   $  (694)    $   (761)
                                                         =======     ========

     In assessing the realizability of deferred assets, management considers whether it is more likely than not that some or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and other matters in making this assessment. As a result of its evaluation of these factors, at September 30, 1997, management recorded a valuation reserve for deferred tax assets of $5,831,000. The decrease in 1997 of gross deferred tax assets resulted from the transfer of deferred tax assets, principally consisting of the net tax operating losses, foreign tax credits, and other tax credit carryforwards to MAPICS in connection with the

                             MARCAM SOLUTIONS, INC.
             Notes to Consolidated Financial Statements (Continued)


Distribution (See Note 2). The decrease in the deferred tax liability arose from the write-off of previously capitalized software costs related to restructuring activities and the transfer of assets for book purposes to MAPICS in connection with the Distribution (Note 6).

     At September 30, 1997, the Company had operating loss carryforwards of approximately $250,000, foreign tax credit carryforwards of approximately $360,000, and research and experimentation credit carryforwards of approximately $170,000, expiring between 2002 and 2012. The current year net operating loss includes amounts related to stock option exercises, the benefit of which will be allocated to additional paid-in capital when realized.

     Pursuant to the tax sharing agreement between Marcam Solutions and MAPICS, Marcam Solutions is generally responsible for certain state and local non-income taxes and certain foreign income taxes for periods ending on or before the date of the Distribution. MAPICS is generally responsible for all other taxes for such periods, including any tax payments arising out of the Distribution. The Company's tax provision for the year ended September 30, 1997 includes foreign income taxes of $1,100,000 related to the sale for tax purposes of foreign assets in connection with the Distribution.

     A provision has not been made for U.S. or additional foreign taxes on $4,400,000 of undistributed earnings of foreign subsidiaries that could be subject to taxation if remitted to the U.S., because the Company plans to keep these amounts permanently reinvested overseas.

(9)  COMMITMENTS AND CONTINGENCIES

Lease Commitments

     The Company leases certain equipment and office space under noncancelable agreements and leases which expire at various dates through 2004. At September 30, 1997, future minimum lease payments under noncancelable operating and capital leases were as follows:

                                                              Operating leases   Capital leases
                                                              ----------------   --------------
                                                                        (In thousands)
     Year ending September 30:
                                                   1998              $6,256        $ 385
                                                   1999               3,547          209
                                                   2000               1,299           53
                                                   2001                 991           49
                                                   2002                 691            -
                                             Thereafter                 629            -
                                                                    -------        -----
                           Total minimum lease payments             $13,413        $ 696
                                                                    =======
       less amounts representing interest (annual rates
                                ranging from 6% to 12%)                              (72)
                                                                                   -----

     Present value of minimum capital lease obligations                              624

                                less current maturities                             (306)
                                                                                   -----
     Capital lease obligations, less current maturities                            $ 318
                                                                                   =====

     Total rental expense charged to operations was $6,934,000, $9,087,000 and $13,998,000 for 1997, 1996 and 1995, respectively.

                             MARCAM SOLUTIONS, INC.
             Notes to Consolidated Financial Statements (Continued)


Litigation

     On May 20, 1996, the Company entered into a definitive agreement to settle the shareholder class action litigation brought against the Company and certain of its former officers. An order of Final Approval and Final Judgment and an Order of Dismissal was issued by the Federal District Court in Massachusetts. The litigation, which was brought in August 1994, alleged violations of federal securities law. Of the $5,750,000 settlement, the Company contributed $2,750,000 from its own funds, with the remainder provided by insurance. The Company recorded a charge of $3,250,000 in the second quarter of fiscal 1996 to cover the settlement and other expenses incurred in connection therewith.

     The Company is also subject to other legal proceedings and claims which arise in the normal course of business. While the outcome of these matters cannot be predicted with certainty, management does not believe the outcome of any of these other legal matters will have a material adverse effect on the Company's financial position or results of operations.

(10) STOCKHOLDERS' EQUITY

     As described in Note 2, on July 29, 1997, Marcam Corporation spun off in a tax free distribution to its stockholders the stock of Marcam Solutions, Inc., representing its business related to its PRISM, Protean and Avantis product lines. In the Distribution, each stockholder of Marcam Corporation received one share of Marcam Solutions common stock shares for each two shares of Marcam Corporation common stock held and five shares of Marcam Solutions common stock for each share of Marcam Corporation preferred stock held. Each holder of an outstanding stock option to purchase shares of Marcam Corporation common stock retained such Marcam Corporation option, which after the Distribution became an option to purchase the same number of shares of MAPICS common stock, and was granted an option to purchase shares of Marcam Solutions common stock equal to one-half of the number of shares of Marcam Corporation common stock subject to such Marcam Corporation option. Warrants outstanding at the Distribution date were similarly modified or were transferred to MAPICS, Inc.

     (a) Preferred Stock

     In September 1995, Marcam Corporation issued and sold 225,000 shares of Series D Convertible Preferred Stock, par value $1.00 per share, for an aggregate purchase price of $22,500,000. In July 1996, Marcam Corporation issued and sold 100,000 shares of Series E Convertible Preferred Stock, par value $1.00 per share, for an aggregate purchase price of $9,500,000, and warrants to purchase an aggregate of 1,000,000 shares Marcam Corporation common stock for an aggregate purchase price of $500,000. In connection with the Distribution in
Note 2, 325,000 shares of Series D and Series E preferred stock were converted into 1,625,000 shares of Marcam Solutions common stock (See Note 10(e) regarding warrants).

     Marcam Solutions is authorized to issue 5,000,000 shares of Preferred Stock, $0.01 par value per share.

     (b)  Stock Option Plans

     The 1987 Marcam Corporation Stock Plan (the "1987 Plan") provided that the Board of Directors may grant incentive options to key employees and non-qualified options and stock awards to officers, employees, and consultants to purchase up to 1,750,000 shares of the Company's common stock. Incentive stock options were granted at not less than the fair market value of the common stock at the time of the grant. Non-qualified options were granted at not less than the lesser of the book value per share of common stock as of the end of the fiscal year

                             MARCAM SOLUTIONS, INC.
             Notes to Consolidated Financial Statements (Continued)


     of Marcam Corporation immediately preceding the date of such grant or 50% of the fair market value of the common stock at the time of the grant. Under the 1987 Plan, an aggregate of 120,000 shares of restricted common stock were granted to various individuals; 10,000 of which were issued in fiscal 1995. These grants became 50% vested in 4-1/2 years and 100% vested in 5-1/2 years according to their original vesting schedules. In fiscal 1997 and 1996, grants representing 10,000 and 45,000 shares of restricted common stock were canceled, respectively. The Company's ability to grant additional options under the 1987 Plan expired on December 31, 1996.

     The Marcam Corporation 1991 Non-Employee Director Stock Option Plan, as amended, provided for the issuance of options to purchase up to 210,000 shares of common stock to eligible members of Marcam Corporation's Board of Directors who were neither employees nor officers of Marcam Corporation.

     The Marcam Corporation 1994 Stock Plan (the "1994 Plan"), as amended, provided that the Board of Directors may grant incentive options to key employees and non-qualified options and stock awards to officers, employees and consultants to purchase up to 2,000,000 shares of Marcam Corporation common stock. Incentive stock options were granted at not less than the fair market value of the common stock at the time of the grant. Non-qualified options were granted at not less than the lesser of the book value per share of common stock as of the end of the fiscal year of Marcam Corporation immediately preceding the date of such grant or 50% of the fair market value of the common stock at the time of the grant. Under the 1994 Plan, an aggregate of 6,000 and 30,000 shares of restricted common stock were granted to various individuals in fiscal years 1996 and 1995, respectively. These grants became 50% vested in 4-1/2 years and 100% vested in 5-1/2 years, according to their original vesting schedules.

     In a prior fiscal year, the Marcam Corporation Board of Directors authorized options to purchase 25,260 shares of Marcam Corporation common stock which were granted outside of the three then-existing stock option plans.

     In June 1997, the Marcam Solutions Board of Directors adopted the Marcam Solutions 1997 Stock Plan (the "1997 Plan"). The 1997 Plan provides that the Board of Directors may grant incentive options to key employees and non-qualified options and stock awards to officers, employees and consultants to purchase up to 2,500,000 shares of the Company's common stock. Incentive stock options must be granted at not less than the fair market value of the common stock at the time of the grant. The exercise price of non-qualified stock options may be less than the fair market value of the common stock on the date of grant, but in no case may the exercise price be less than the statutory minimum. Options under the 1997 Plan generally vest over a 4 or 5 year period and expire ten years from the date of grant.

     In June 1997, the Marcam Solutions Board of Directors adopted the Marcam Solutions Inc. 1997 Non-Employee Director Stock Option Plan (the "Directors Plan"). The Directors Plan provides for the issuance of options to purchase up to 160,000 shares of common stock to eligible members of the Company's Board of Directors who are neither employees nor officers of the Company. The options must be granted at not less than the fair market value of the common stock on the date of grant. Options under the Directors Plan vest over a 4 year period and expire ten years from the date of grant.

     Immediately prior to the Distribution, on July 29, 1997 options to purchase an aggregate of 2,601,561 shares of Marcam Corporation common stock were held by employees, consultants and directors of Marcam Corporation under the stock option plans. In connection with the Distribution, each holder of an outstanding stock option to purchase shares of Marcam Corporation common stock (i) retained such Marcam Corporation option, which after the Distribution became an option to purchase the same number of shares of MAPICS common stock (the "Adjusted MAPICS Options"), and (ii) was granted an option to purchase shares of Marcam Solutions common stock equal to one-half of the number of shares of Marcam Corporation common stock subject to such Marcam Corporation option (the "Adjusted Marcam Solutions Option"). The current exercise price of the Marcam Corporation options was allocated between the Adjusted MAPICS Options and the Adjusted Marcam Solutions options on a basis intended to preserve the "spread" value of the existing Marcam Corporation options. As adjusted, each of the two options had

                             MARCAM SOLUTIONS, INC.
             Notes to Consolidated Financial Statements (Continued)


the same ratio of exercise price per option to the market value per share, the same vesting provisions, option periods and other terms and conditions and, in the aggregate, the same difference between the market value and exercise price as reflected in the original Marcam Corporation option. Generally, each adjusted stock option vests based on years of service with either Marcam Solutions or MAPICS, Inc. pursuant to the Distribution agreement. Certain modifications made by MAPICS, Inc. to an Adjusted MAPICS Option may require the Company to make similar modifications to the related Marcam Solutions Option.

     The table presented below reflects the activity and historical prices of Marcam Corporation stock options for the periods from September 30, 1994 through July 29, 1997, the date of the Distribution. As of July 29, 1997, the Marcam Corporation stock options were modified and options in Marcam Solutions, Inc. were issued as described above. The table reflects activity and adjusted prices of stock options for the period following the Distribution through September 30, 1997:

                                                                   Weighted
                                             Number of Shares       Average
                                              Under Options    Exercise Price($)
                                             ----------------  -----------------

     Balance, September 30, 1994                 1,436,081          16.23
          Granted                                  577,289          10.47
          Exercised                                (11,395)          9.48
          Canceled                                 (64,040)         15.44
                                                ----------

     Balance, September 30, 1995                 1,937,935          14.58
          Granted                                  739,704          14.32
          Exercised                               (112,789)          5.17
          Canceled                                (455,371)         13.23
                                                ----------

     Balance, September 30, 1996                 2,109,479          15.28
          Granted                                  783,870          12.50
          Exercised                                (43,803)          8.80
          Canceled                                (247,985)         13.37
                                                ----------

     Balance, July 29, 1997                      2,601,561          14.74
          Modification of Marcam Corporation
            Stock Options                       (1,313,280)          7.21
          Granted                                  778,070           8.21
          Exercised                                (58,270)          5.45
          Canceled                                 (35,596)          6.37
                                                ----------

     Balance, September 30, 1997                 1,972,485           7.76
                                                ==========

     At September 30, 1997 and 1996, 605,881 and 623,254 options, respectively, were exercisable under the Marcam Solutions stock option plans. Options for 578,745 shares were available for grant at September 30, 1997.

     The following table summarizes information regarding stock options outstanding at September 30, 1997:

                             MARCAM SOLUTIONS, INC.
             Notes to Consolidated Financial Statements (Continued)


                                        Options Outstanding                   Options Exercisable
                             ----------------------------------------     -----------------------------
                                            Weighted-
                                             Average
                                           Remaining      Weighted                         Weighted
                               Number     Contractual      Average          Number          Average
Range of exercise prices     Outstanding  Life (years) Exercise Price     Outstanding   Exercise Price
------------------------     -----------  ------------ --------------     -----------   ---------------
$0.50                                750       1.6        $   0.50             750         $  0.50
$4.36 - $5.98                    353,104       7.6            5.42         126,173            5.20
$6.10 - $7.62                    576,783       8.1            6.98         161,780            6.74
$8.10 - $9.96                    802,380       9.2            8.36          90,010            9.13
$10.00 - $11.58                  238,018       5.2           11.09         225,718           11.10
$13.14 - $14.57                    1,450       6.9           14.13           1,450           14.13
                               ---------                                   -------
                               1,972,485       8.1         $  7.76         605,881         $  8.40
                               =========                                   =======

     (c)  Stock Purchase Plan

     The 1990 Marcam Corporation Employee Stock Purchase Plan ("1990 Plan") permitted each full-time employee, excluding those owning 5% or more of the Company's stock, to purchase, at 85% of the lesser of beginning or end of period fair market value, up to 500 shares of common stock for each six-month period. A total of 600,000 shares of common stock were authorized for issuance under the 1990 Plan. In fiscal years 1997, 1996 and 1995, 81,246, 86,440 and
100,638 shares were issued, respectively.

     In June 1997, the Marcam Solutions Board of Directors adopted the 1997 Marcam Solutions Employee Stock Purchase Plan ("1997 Stock Purchase Plan") which permits each full-time employee, excluding those owning 5% or more of the Company's stock, to purchase, at 85% of the lesser of beginning or end of period fair market value, up to 250 shares of common stock for each six-month period.
A total of 300,000 shares of common stock are authorized for issuance under the 1997 Stock Purchase Plan. No shares have been issued under this plan.

     (d)  Accounting for Stock Based Compensation

     In October 1995, Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation ("FAS 123"), was issued which required the Company to elect either expense recognition under FAS 123 or its disclosure-only alternative for stock-based employee compensation. No expense for stock-based compensation was recorded during 1997 or 1996. The expense recognition provision encouraged by FAS 123 requires fair-value based financial accounting to recognize compensation expense for employee stock compensation plans. The Company adopted FAS 123 in 1997 and elected the disclosure-only alternative provisions. Had compensation costs for stock-based compensation plans related to employees of Marcam Corporation prior to the Distribution and employees of Marcam Solutions subsequent to the Distribution been determined based on the fair value at the grant date as calculated in accordance with FAS 123, the Company's net loss and loss per share for the years ended September 30, 1997 and 1996 would have been as follows (in thousands except per share data).


                                        Year Ended              Year Ended
                                    September 30, 1997     September 30, 1996
                                 ----------------------  ----------------------
                                 As reported  Pro forma  As reported  Pro forma
                                 -----------  ---------  -----------  ---------
     Net loss                     $(46,883)   $(52,671)   $(26,326)   $(27,667)
     Net loss per share             $(7.77)     $(8.73)     $(4.63)     $(4.86)

                             MARCAM SOLUTIONS, INC.
             Notes to Consolidated Financial Statements (Continued)


     The fair value of stock-based compensation awards is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in fiscal 1997 and 1996, respectively: dividend yield of 0% and 0%; expected volatility of 55% prior to the Distribution and 65% subsequent to the Distribution in 1997 and 55% in 1996; risk-free interest rates of 6.23% and 5.68%; and expected lives of 5 years and 5 years. The weighted-average fair value of options granted during fiscal 1997 and fiscal 1996 was $5.80 and $7.66, respectively. The weighted-average fair values on the grant date of shares issued in connection with employee stock plans in fiscal 1997 and fiscal 1996 was $4.38 and $3.70, respectively. The effects of applying FAS 123 in this pro forma disclosure are not likely to be representative of the effects on reported net income in future years. Additional awards in future years are anticipated. FAS 123 does not apply to awards prior to fiscal 1996. The 1997 pro forma compensation charge under FAS 123 included a one-time charge of $3,034,000 related to the modification of options in connection with the Distribution.

     (e)  Warrants

     Warrants to purchase an aggregate of 383,333 shares of Marcam Corporation common stock issued in connection with the Subordinated Notes were valued in May 1994 at $1,300,000 and were recorded as other assets and additional paid-in capital. The asset was being amortized over the term of the subordinated debt. The asset was expensed upon the prepayment of the Subordinated Notes (see Note
7). In connection with the Distribution, these warrants were transferred to MAPICS, Inc. in fiscal 1997.

     Warrants to purchase an aggregate of 1,000,000 shares of Marcam Corporation Common Stock issued in connection with the issuance of the Series E Convertible Preferred Stock (the "GA Warrants") were recorded as additional paid-in capital in the amount of $500,000. The warrants may be exercised anytime between July 23, 1996 and July 23, 2003 and were originally priced at $15.36 per share. In connection with the Distribution, the holders of the GA Warrants (i) retained such GA Warrants, which after the Distribution became warrants to purchase MAPICS common stock (the "MAPICS GA Warrants"), and (ii) received warrants to purchase 500,000 shares of Marcam Solutions common stock (the "Marcam Solutions GA Warrants"). The exercise price of the GA Warrants was allocated between the MAPICS GA Warrants and the Marcam Solutions GA Warrants on a basis intended to preserve the spread value of the original GA Warrants. The resulting exercise price for the Marcam Solutions GA Warrants is $7.66 per share. No warrants have been exercised as of September 30, 1997.

     (f)  Stockholder Rights Plan

     On July 17, 1997, the Company's Board of Directors adopted a Stockholder Rights Agreement. The new plan declared a dividend of one preferred stock purchase right (a "Right") for each outstanding share of common stock to stockholders of record at the close of business on July 21, 1997. Each Right entitles holders to purchase one one-thousandth of a share (a "Unit") of a new series of junior participating preferred stock, par value $0.01 per share, at an exercise price of $25 per Unit, subject to adjustment. The Rights become exercisable for common stock only under certain circumstances and in the event of particular events relating to a change in control of the Company. The Rights may be redeemed by the Company under certain circumstances pursuant to the Plan. The Rights expire on July 17, 2007 unless earlier redeemed or exchanged. The Rights have certain anti-takeover effects, in that they would cause substantial dilution to a person or group that attempts to acquire a significant interest in the Company on terms not approved by the Board of Directors.

                             MARCAM SOLUTIONS, INC.
             Notes to Consolidated Financial Statements (Continued)


(11)  MAJOR CUSTOMERS AND GEOGRAPHIC INFORMATION

     The Company had no customers which accounted for 10% or more of total revenues in 1997, 1996 and 1995.

     The Company markets its products worldwide. Revenues are grouped into three main geographic segments: U.S., Europe and All Other. Financial data by geographic area is as follows (in thousands):

                                                     U.S.       Europe      All Other  Elimination     Total
1997                                              --------     --------     ---------  -----------    --------
----
Net sales to unaffiliated customers               $ 90,533     $ 44,227     $ 29,120   $        -     $163,880
Transfers between geographic areas                   3,248            -        2,298       (5,546)           -
                                                  --------     --------     --------   ----------     --------
Total revenues                                      93,781       44,227       31,418       (5,546)     163,880
                                                  --------     --------     --------   ----------     --------
Net income (loss)                                  (42,536)       1,908        3,006       (9,261)     (46,883)
Identifiable assets                                 50,356       16,760       10,753            -       77,869

1996
Net sales to unaffiliated customers               $119,021     $ 51,990     $ 30,413   $        -     $201,424
Transfers between geographic areas                   6,169            -        6,493      (12,662)           -
                                                  --------     --------     --------   ----------     --------
Total revenues                                     125,190       51,990       36,906      (12,662)     201,424
                                                  --------     --------     --------   ----------     --------
Net income (loss)                                  (24,662)       7,804        6,016      (15,484)     (26,326)
Identifiable assets                                 94,135       28,399        9,668             -     132,202

1995
Net sales to unaffiliated customers               $113,061     $ 48,102     $ 41,169   $        -     $202,332
Transfers between geographic areas                   7,637            -        6,811      (14,448)           -
                                                  --------     --------     --------   ----------     --------
Total revenues                                     120,698       48,102       47,980      (14,448)     202,332
                                                  --------     --------     --------   ----------     --------
Net income (loss)                                  (20,133)       1,485       11,128      (26,837)     (34,357)
Identifiable assets                                114,082       25,650        7,120            -      146,852

(12) SUPPLEMENTARY CASH FLOW INFORMATION

     Cash paid for income taxes and interest and non-cash investing and financing activities for the years ended September 30, 1997, 1996 and 1995 are summarized as follows (in thousands):

                                                          1997          1996          1995
                                                       -------------------------------------
Cash paid during the years for:
     Income taxes                                      $   3,645      $ 1,241       $   159
     Interest                                          $   2,256      $ 2,793       $ 2,295

Capital lease obligations incurred                     $       -      $ 1,388       $     -

Assumption of Subordinated Notes by MAPICS, Inc.       $  25,000      $     -       $     -

Increase in MAPICS software and intangible costs       $       -      $     -       $ 1,184

Installment purchase of MAPICS product line            $       -      $     -       $ 4,673
     Assumption of obligation                                  -            -        (4,673)
                                                       ---------      -------       -------
     Net cash paid                                     $       -      $     -       $     -
                                                       =========      =======       =======

                             MARCAM SOLUTIONS, INC.
             Notes to Consolidated Financial Statements (Continued)


(13) EMPLOYEE BENEFIT PLAN

     In fiscal 1995, Marcam Corporation began to sponsor for eligible employees a profit sharing retirement plan, and in fiscal 1997 Marcam Solutions began to sponsor a similar plan (the "Plans"). In connection with the Distribution described in Note 2, the Marcam Corporation plan was transferred to MAPICS, Inc. The Plans were established under the provisions of Internal Revenue Code Section 401(k). Participants may defer a portion of their annual compensation on a pre-tax basis. The Company may elect to make matching contributions based on a percentage of employees' contributions, subject to limitations as defined in the Plans. Company matching contributions amounted to $877,000, $431,000 and $295,000 for the years ended September 30, 1997, 1996 and 1995, respectively.

(14) ACQUISITIONS

     On February 26, 1993, the Company acquired from International Business Machines Corporation ("IBM") the exclusive worldwide marketing rights to the MAPICS product line for 25 years. The Company also acquired the option to purchase the MAPICS product line and certain related intellectual property rights. As part of the acquisition of the marketing rights, the Company expensed $5,568,000 of in-process research and development costs and recorded $10,699,000 of intangible assets acquired, consisting principally of installed customer base and affiliation networks, trade names and trademarks, and software technology. The intangible assets were being amortized over their estimated useful lives of 5 to 15 years. At September 30, 1996, accumulated amortization related to MAPICS intangible costs totaled $2,707,000. In connection with the Distribution, MAPICS intangible costs with a net book value of $4,895,000 were transferred to MAPICS, Inc.

     On September 29, 1995, the Company acquired all of the outstanding stock of Mapics, Inc. ("Mapics"), the company which owned the MAPICS product line. This transaction was accounted for using the purchase method of accounting; accordingly, the purchase price, which was immaterial, was allocated to assets and liabilities based on their estimated fair values as of the date of acquisition. As a result of the acquisition, no adjustment was recorded related to the value of MAPICS intangible costs.

     Prior to the acquisition of Mapics, Inc., the Company (i) recorded Mapics' customer license renewal revenues as related party revenues; (ii) paid royalties to Mapics generally based on license and maintenance revenues relating to the MAPICS product line; and (iii) received from Mapics management fees based, in part, on the operating results of Mapics. For financial reporting purposes, the management fees were not recognized as revenue by the Company but instead were treated as a reduction of the royalties the Company paid to Mapics. The net royalties were recorded as product development expense to the extent Mapics incurred such expenses, and the balance was recorded as cost of services revenue. The amounts recorded for fiscal 1995 are as follows (in thousands):

         Net payments by the Company to Mapics:
              Royalties                           $24,682
              Management fees                      (9,893)
                                                  -------
                                                  $14,789
                                                  =======

                             MARCAM SOLUTIONS, INC.
             Notes to Consolidated Financial Statements (Continued)


             Expenses recorded by the Company:
                 Cost of services revenue         $ 5,986
                 Product development                8,803
                                                  -------
                                                  $14,789
                                                  =======

The Company also incurred expenses in connection with certain management services provided to Mapics which are not included in the table above.

 (15)  RELATED PARTY TRANSACTIONS

     The Company has a number of marketing and product development relationships with IBM. IBM has also purchased licenses for the Company's product for internal use, as well as for marketing purposes. The Company has purchased certain services, equipment and software licenses from IBM.

     Under various agreements with the Company and its representatives, IBM marketed the Company's products in cooperation with the Company and its subsidiaries or representatives in several countries. In each case, the Company or its representative paid IBM a fee for marketing the Company's products when a sale was made with IBM's assistance. The fee was calculated as a percentage of the license fees received by the Company and varied based on the agreement's specific territories. The Company paid IBM aggregate fees of $547,000 in fiscal 1995.

     IBM also markets and distributes some Marcam products on the Company's behalf in certain geographies, including Europe, Latin America and Asia Pacific. In fiscal years 1996 and 1995, the Company recorded royalties from IBM of approximately $604,000 and $5,020,000, respectively, relating to sales of the Company's products.

     The Company also licenses products and provides services to IBM in the ordinary course of business. During fiscal years 1996 and 1995, the Company recognized an aggregate of approximately $409,000 and $185,000, respectively, from licensing products and providing services to IBM. IBM also sells products and provides services, including distribution and translation services, to the Company in the ordinary course of business.

     The Company's total revenues that were derived from transactions with IBM were $1,100,000 and $5,364,000 for fiscal 1996 and 1995, respectively. Transaction with IBM in 1997 were immaterial.

Supplemental Financial Information

     The following quarterly information is unaudited and, in the opinion of management, includes all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the operating results for each quarter. The length of the Company's sales cycle, which typically ranges from three to twelve months, and the timing of major contracts are factors in the variability in quarterly results.

                                                   First       Second        Third         Fourth
                                                  Quarter      Quarter      Quarter        Quarter           Year
                                                  -------      -------      -------        -------           ----
                                                              (In thousands, except per share data)
1997(G):
  Revenues                                        $45,747      $43,804      $44,042        $30,287        $163,880
  Operating loss                                   (1,394)      (3,601)     (24,817)(A)     (6,755)(B)     (36,567)
  Loss before extraordinary item                   (3,095)      (5,321)     (26,977)(A)     (8,481)(B)     (43,874)
  Net loss                                         (3,095)      (5,321)     (26,977)(A)    (11,490)(B)     (46,883)
  Loss per share before extraordinary item           (.54)        (.92)       (4.70)(A)      (1.23)(B)       (7.27)
  Net loss per share (F)                             (.54)        (.92)       (4.70)(A)      (1.66)(B)       (7.77)

1996:
  Revenues                                        $50,003      $47,426      $51,184        $52,811        $201,424
  Operating income (loss)                          (1,433)      (5,882)(C)   (8,779)(D)        299 (E)     (15,795)
  Net loss                                         (2,849)     (10,759)(C)  (10,582)(D)     (2,136)(E)     (26,326)
  Net loss per share (F)                             (.50)       (1.88)(C)    (1.86)(D)       (.39)(E)       (4.63)



(A) The Third Quarter 1997 results include restructuring and other charges of $18,535, or $3.22 per share.

(B) Fourth Quarter 1997 results include other charges of $640, or $.09 per share, and an extraordinary loss of $3,009, or $.43 per share.

(C) Second Quarter 1996 results include a litigation settlement charge of $3,250, or $.58 per share.

(D) Third Quarter 1996 results include a restructuring charge of $8,300, or $1.46 per share.

(E) Fourth Quarter 1996 results include a restructuring charge of $2,300, or $.40 per share.

(F) Historical weighted average shares outstanding and net loss per share have been restated for the Distribution, which has been presented, for accounting purposes, as a 2-for-1 reverse stock split occurring on July 29, 1997.

(G) See Note 2 of the Notes to Consolidated Financial Statements and Managements Discussion and Analysis of Financial Condition and Results of Operations "Overview" for discussion of the Distribution occurring on July 29, 1997, which is presented, in part for accounting purposes, as a disposal of the business, assets and liabilities of the Company's
    MAPICS product line.


Supplemental Pro Forma Financial Information

     The following unaudited pro forma financial information for the fiscal quarters during 1997 reflects how the disposition of the MAPICS business might have affected the statements of operations if the disposition had occurred on October 1, 1996. The pro forma financial information is presented as if Marcam Solutions had been operated as a separate entity, principally by deducting the operating results of MAPICS from the historical consolidated operating results of Marcam Corporation. The pro forma data is for informational purposes only and may not necessarily reflect future results of operations or what the results of operations would have been had Marcam Solutions been operating as a separate entity.


                                                   First       Second        Third         Fourth
                                                  Quarter      Quarter      Quarter        Quarter         Year
                                                  -------      -------      -------        -------         ----
1997(D):
  Revenues                                        $22,368      $23,018      $22,045        $25,520        $92,951
  Operating loss                                   (7,187)      (8,380)     (29,678)(A)     (6,842)(B)    (52,087)
  Loss before extraordinary item                   (8,767)      (9,932)     (31,698)(A)     (7,733)(B)    (58,130)
  Net loss                                         (8,767)      (9,932)     (31,698)(A)    (10,742)(B)    (61,139)
  Net loss per share before extraordinary item      (1.53)       (1.73)       (5.51)(A)      (1.12)(B)      (9.63)
  Net loss per share (C)                            (1.53)       (1.73)       (5.51)(A)      (1.55)(B)     (10.13)


(A) The Third Quarter 1997 results include restructuring and other charges of $18,535, or $3.22 per share.

(B) Fourth Quarter 1997 results include other charges of $640, or $.09 per share, and an extraordinary loss of $3,009, or $.43 per share.

(C) Historical weighted average shares outstanding and net loss per share have been restated for the Distribution, which has been presented, for accounting purposes, as a 2-for-1 reverse stock split occurring on July 29, 1997.

(D) See Note 2 of the Notes to Consolidated Financial Statements and Managements Discussion and Analysis of Financial Condition and Results of Operations "Overview" for discussion of the Distribution occurring on July 29, 1997, which is presented, in part for accounting purposes, as a disposal of the business, assets and liabilities of the Company's
    MAPICS product line.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information regarding the Company's directors will be set forth under the captions "Election of Directors" and "The Board of Directors and its Committees" in the Company's definitive proxy statement for its annual meeting of stockholders to be held on February 25, 1998 which will be filed with the Securities and Exchange Commission within 120 days of September 30, 1997, and is incorporated herein by reference.

     Information regarding the Company's executive officers is contained in Part I of this report.

ITEM 11. EXECUTIVE COMPENSATION

     Information required by this item will appear under the caption "Executive Compensation" in the Company's definitive proxy statement for its annual meeting of stockholders to be held on February 25, 1998 which will be filed with the Securities and Exchange Commission within 120 days of September 30, 1997, and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information required by this item will appear under the caption "Securities Ownership of Certain Beneficial Owners and Management" in the Company's definitive proxy statement for its annual meeting of stockholders to be held on February 25, 1998 which will be filed with the Securities and Exchange Commission within 120 days of September 30, 1997, and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information required by this item will appear under the caption "Certain Relationships and Related Transactions" in the Company's definitive proxy statement for its annual meeting of stockholders to be held on February 25, 1998 which will be filed with the Securities and Exchange Commission within 120 days of September 30, 1997, and is incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1)  List of Financial Statements

     The following are the consolidated financial statements of Marcam Solutions, Inc. and its subsidiaries appearing elsewhere herein:

         Report of Independent Accountants

         Consolidated Balance Sheets as of September 30, 1997 and 1996

         Consolidated Statements of Operations for the Years Ended September 30, 1997, 1996 and 1995

         Consolidated Statements of Stockholders' Equity for the Years Ended September 30, 1997, 1996 and 1995

         Consolidated Statements of Cash Flows for the Years Ended September 30, 1997, 1996 and 1995

         Notes to Consolidated Financial Statements

         (a)(2)  List of Schedules

              All other schedules to the consolidated financial statements are omitted as the required information is either inapplicable or presented in the consolidated financial statements or related notes.

         (a)(3)  List of Exhibits

              The Exhibits which are filed with this report or which are incorporated by reference are set forth in the Exhibit Index hereto.

         (b)  Reports on Form 8-K:

              None

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, this 23rd day of December, 1997.

                                          MARCAM SOLUTIONS, INC.


                                          /s/ Jonathan C. Crane
                                          ---------------------
                                          Jonathan C. Crane
                                          President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been duly signed below by the following persons on behalf of the registrant on this 23rd day of December, 1997 in the capacities indicated.


Signature                                 Title(s)
---------                                 --------

/s/ Jonathan C. Crane                     Chairman of the Board of Directors,
----------------------------              President and Chief Executive Officer
Jonathan C. Crane                         and Director (principal executive
                                          officer)


/s/ Denis E. Liptak                       Chief Financial Officer (principal
----------------------------              financial and accounting officer)
Denis E. Liptak

/s/ John Campbell                         Director
----------------------------
John Campbell

/s/ William O. Grabe                      Director
----------------------------
William O. Grabe

/s/ Joseph M. Henson                      Director
----------------------------
Joseph M. Henson

/s/ Richard S. Hickok                     Director
----------------------------
Richard S. Hickok

/s/ Paul A. Margolis                      Director
-----------------------------
Paul A. Margolis

/s/ Michael J. Quinlan                    Director
-----------------------------
Michael J. Quinlan

/s/ Franchon M. Smithson                  Director
-----------------------------
Franchon M. Smithson

                                  EXHIBIT INDEX

     The following designated exhibits are, as indicated below, either filed herewith or have heretofore been filed with the Securities and Exchange Commission and are referred to and incorporated by reference to such filings.

      Exhibit No.                                  Description                         SEC Document Reference
      -----------                                  -----------                         ----------------------
      2                     Revised form of Distribution Agreement between the         000-22841
                            Registrant and MAPICS, Inc.                                Exhibit 2 to Form 10 dated July
                                                                                       15, 1997 as amended on July 22,
                                                                                       1997

      3.1, 4.1              Certificate of Incorporation of the Registrant             333-29285
                                                                                       Exhibit 3.1

      3.2, 4.2              By-laws of  the Registrant                                 333-29285
                                                                                       Exhibit 3.2

      4.3                   Specimen certificate representing the Common Stock         333-29285
                                                                                       Exhibit 4.1

      4.4                   Form of Rights Agreement dated July 17, 1997, between the  000-22841
                            Registrant and The First National Bank of Boston, which    Exhibit 4.2 to Form 10 dated
                            includes as Exhibit A the form of Certificate of           July 15, 1997 as amended on
                            Designation of Preferred Stock, as Exhibit B the Form of   July 22, 1997
                            Rights Certificate, and as Exhibit C the Summary of
                            Rights to Purchase Preferred Stock

      4.5                   Form of Warrant                                            000-22841
                                                                                       Exhibit 4.3 to Form 10 dated
                                                                                       July 15, 1997 as amended on
                                                                                       July 22, 1997

      10.1                  Revised form of General Services Agreement between         000-22841
                            MAPICS, Inc. and the Registrant                            Exhibit 10.1 to Form 10 dated
                                                                                       July 15, 1997 as amended on
                                                                                       July 22, 1997

      10.2                  Revised form of Tax Sharing between MAPICS, Inc. and the   000-22841
                            Registrant                                                 Exhibit 10.2 to Form 10 dated
                                                                                       July 15, 1997 as amended on
                                                                                       July 22, 1997

      10.3                  Marcam Solutions, Inc. 1997 Stock Plan                     333-29285
                                                                                       Exhibit 10.5

      10.4                  Marcam Solutions, Inc. 1997 Non-Employee Director Stock    333-29285
                            Option Plan                                                Exhibit 10.6

      10.5                  Lease by and between the Registrant and Dominic J.         33-3566
                            Saraceno, as amended, dated June 13, 1988                  Exhibit 10.7



      10.6                  Second and Third Amendments, each dated as of August 29,   0-18674
                            1990,to Lease by and between Registrant and Dominic J.     Exhibit 10.17 to Annual Report
                            Saraceno, as amended, dated June 13, 1988                  on Form 10-K for the fiscal
                                                                                       year ended September 30, 1990

      10.7                  Fourth Amendment, dated June 30, 1992, to Lease by and     0-18674
                            between Registrant and Dominic J. Saraceno, as amended,    Exhibit 10.19 to Annual Report
                            dated June 13, 1988                                        on Form 10-K for the fiscal
                                                                                       year ended September 30, 1992

      10.8                  Fifth Amendment, dated May 19, 1993, to Lease by and       0-18674
                            between Registrant and Dominic J. Saraceno, as amended,    Exhibit 10.27 to Annual Report
                            dated June 13, 1988                                        on Form 10-K for the fiscal
                                                                                       year ended September 30, 1993

      10.9                  Letter Agreement dated June 10, 1997 by and among Marcam   000-22841
                            Corporation, the Registrant and Michael J. Quinlan         Exhibit 10.1 to Quarterly
                                                                                       Report on Form 10-Q dated
                                                                                       August 22, 1997

      10.10*                Marcam/NEC Distribution Agreement between Marcam World     0-18674
                            Trade Corporation and NEC Corporation dated as of          Exhibit 10.33 to Annual Report
                            March  31, 1995 on Form 10-K for the fiscal                year ended September 30, 1995,
                                                                                       as amended

      10.11*                Marcam/NEC Technology Transfer and License Agreement by    0-18674
                            and between the Registrant and NEC Corporation dated as    Exhibit 10.34 to Annual Report
                            of March 31, 1995                                          on Form 10-K for the fiscal
                                                                                       year ended September 30, 1995,
                                                                                       as amended

      10.12                 Form of Letter Agreement dated June 10, 1997 by and        000-22841
                            among Marcam Corporation, the Registrant and Messrs.       Exhibit 10.2 to Quarterly
                            Ebling and Liptak and Ms. Clark                            Report on Form 10-Q dated
                                                                                       August 22, 1997

      10.13 Letter Agreement dated October 23, 1997 by and between the Registrant and Michael J. Quinlan

      10.14                 Memorandum dated November 17, 1997 regarding Compensation
                            Plan for fiscal year 1998 from the Registrant to
                            Mr. Ebling

      10.15                 1997 Employee Stock Purchase Plan, as amended.

      11                    Statement re: Computation of Earnings (Loss) Per Share

      21                    Subsidiaries of the Registrant

      23                    Consent of Coopers & Lybrand L.L.P.



      25                    Power of Attorney

      27                    Financial Data Schedule

----------------
* Confidential Treatment Granted