Form 10-Q
period 1997-12-31
MARCAM SOLUTIONS INC
filed 1998-02-12
CIK 1040622

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


(Mark one):

 X   Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange
---  Act of 1934

                     For the quarter ended December 31, 1997

                                       or

     Transition report pursuant to Section 13 or 15(d) of the Securities --- Exchange Act of 1934

            For the transition period from __________ to __________.


                        Commission File Number 000-22841
                                               ---------

                             MARCAM SOLUTIONS, INC.
                             ----------------------
             (Exact name of registrant as specified in its charter)


Delaware                                                04-3371621
--------                                                ----------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)


95 Wells Avenue
---------------
Newton, Massachusetts                                      02159
---------------------                                      -----
(Address of principal executive offices)                 (Zip code)


Registrant's telephone number, including area code:    (617) 965-0220
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

                                YES  X   NO
                                    ---     ---

The number of shares outstanding of the registrant's Common Stock, $.01 Par Value, as of February 10, 1998, was 7,499,693 shares.

                             MARCAM SOLUTIONS, INC.

                               INDEX TO FORM 10-Q



PART I.       FINANCIAL INFORMATION

              Item 1.      Financial Statements

                           Consolidated Balance Sheets at December 31, 1997 and
                              September 30, 1997

                           Consolidated Statements of Operations for the three
                              months ended December 31, 1997 and 1996

                           Consolidated Statements of Cash Flows for the three
                              months ended December 31, 1997 and 1996

                           Notes to Consolidated Financial Statements

              Item 2.      Management's Discussion and Analysis of Financial
                              Condition and Results of Operations

PART II.      OTHER INFORMATION

              Item 1.      Legal Proceedings

              Item 6.      Exhibits and Reports on Form 8-K

              Signatures

PART I.

ITEM 1.  FINANCIAL STATEMENTS


                             MARCAM SOLUTIONS, INC.
                           Consolidated Balance Sheets
                      (In thousands, except per share data)
                                   (Unaudited)


                                                                                    December 31,      September 30,
                                                                                        1997              1997
                                                                                   ---------------   ----------------
Assets
Current assets:
   Cash and cash equivalents                                                          $    18,644       $    26,474
   Short-term investments                                                                  11,503            11,503
   Accounts receivable, net of allowances of $2,115 at December 31, 1997
      and $2,037 at September 30, 1997                                                     25,005            24,273
   Prepaid expenses and other current assets                                                6,848             6,639
                                                                                      -----------       -----------
          Total current assets                                                             62,000            68,889
                                                                                      -----------       -----------
Property and equipment, net                                                                 6,108             6,224
Computer software costs, net                                                                2,030             2,475
Other assets                                                                                  240               281
                                                                                      -----------       -----------

          Total assets                                                                $    70,378       $    77,869
                                                                                      ===========       ===========

Liabilities and Stockholders' Equity
Current liabilities:
   Accounts payable                                                                   $     4,470       $     4,142
   Accrued expenses and other current liabilities                                          32,024            29,457
   Deferred revenue                                                                        16,065            22,396
                                                                                      -----------       -----------
          Total current liabilities                                                        52,559            55,995
                                                                                      -----------       -----------
Long-term debt                                                                                250               318
Deferred income taxes                                                                          55               694
                                                                                      -----------       -----------
          Total liabilities                                                                52,864            57,007
                                                                                      -----------       -----------

Commitments and contingencies
Stockholders' equity:
  Preferred stock, $0.01 par value; 5,000 shares authorized                                   --                --
  Common stock, $.01 par value; 30,000 shares authorized; 7,498 and 7,457  shares
      issued and outstanding at December 31, 1997 and September 30, 1997                       75                75
  Additional paid-in capital                                                              143,018           142,766
  Accumulated deficit                                                                    (124,415)         (121,072)
  Cumulative translation adjustment                                                        (1,164)             (907)
                                                                                      -----------       -----------
      Total stockholders' equity                                                           17,514            20,862
                                                                                      -----------       -----------
      Total liabilities and stockholders' equity                                      $    70,378       $    77,869
                                                                                      ===========       ===========


          See accompanying Notes to Consolidated Financial Statements.

                             MARCAM SOLUTIONS, INC.
                      Consolidated Statements of Operations
                      (In thousands, except per share data)
                                   (Unaudited)


                                                                                               Three Months
                                                                                             Ended December 31,
                                                                                           1997             1996
                                                                                     --------------    --------------
     Revenues:
        License                                                                        $   11,474        $   20,269
        Services                                                                           16,634            25,478
                                                                                       ----------        ----------
           Total revenues                                                                  28,108            45,747
                                                                                       ----------        ----------

     Operating expenses:
        Cost of license revenues                                                            1,105             4,677
        Cost of services revenues                                                          11,754            14,585
        Selling and marketing                                                               9,536            18,362
        Product development                                                                 7,484             7,564
        General and administrative                                                          1,526             1,953
                                                                                       ----------        ----------
           Total operating expenses                                                        31,405            47,141
                                                                                       ----------        ----------


     Operating loss                                                                        (3,297)           (1,394)

     Interest and other income                                                                699               322
     Interest and other expense                                                              (145)           (1,022)
                                                                                       ----------        ----------
     Loss before income tax expense                                                        (2,743)           (2,094)

     Income tax expense                                                                      (600)           (1,001)
                                                                                       ----------        ----------

     Net loss                                                                          $   (3,343)       $   (3,095)
                                                                                       ==========        ==========

     Basic and diluted loss per share                                                  $    (0.45)       $    (0.54)
                                                                                       ==========        ==========

     Weighted average number of
        shares outstanding                                                                  7,483             5,718





          See accompanying Notes to Consolidated Financial Statements.

                             MARCAM SOLUTIONS, INC.
                      Consolidated Statements of Cash Flows
                                 (In thousands)
                                   (Unaudited)


                                                                                            Three Months Ended
                                                                                               December 31,
                                                                                          1997              1996
                                                                                     --------------    ---------------
Cash flows from operating activities:
   Net loss                                                                           $    (3,343)       $   (3,095)
   Adjustments to reconcile net loss to net cash used for operating activities:
     Depreciation and amortization                                                          1,376             4,668
     Provision for bad debts                                                                  382               687
     Deferred income taxes                                                                    (25)               71
     Changes in operating assets and liabilities:
       Accounts receivable                                                                 (1,213)            3,387
       Prepaid expenses and other assets                                                      (48)              445
       Accounts payable                                                                       391              (778)
       Accrued expenses and other current liabilities                                       1,828            (4,797)
       Deferred revenue                                                                    (6,154)           (1,030)
                                                                                      -----------        ----------
         Net cash used for operating activities                                            (6,806)             (442)
                                                                                      -----------        ----------

Cash flows from investing activities:
   Purchases of property and equipment                                                       (849)           (1,041)
   Additions to computer software costs                                                        --            (2,553)
                                                                                      -----------        ----------
         Net cash used for investing activities                                              (849)           (3,594)
                                                                                      -----------        ----------

Cash flows from financing activities:
   Principal payments on capital lease obligations                                            (70)              (35)
   Proceeds from stock option exercises                                                       252                66
                                                                                      -----------        ----------
         Net cash provided by financing activities                                            182                31
                                                                                      -----------        ----------

Effect of exchange rate changes on cash and cash equivalents                                 (357)              283
                                                                                      -----------        ----------

Net decrease in cash and cash equivalents                                                  (7,830)           (3,722)

Cash and cash equivalents at beginning of period                                           26,474            21,817
                                                                                      -----------        ----------

Cash and cash equivalents at end of period                                            $    18,644        $   18,095
                                                                                      ===========        ==========



          See accompanying Notes to Consolidated Financial Statements.

                             MARCAM SOLUTIONS, INC.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

(1)  Reporting Entity
     ----------------

     On July 29, 1997, Marcam Corporation spun off in a tax-free distribution the portion of its business relating to its PRISM, Protean and Avantis product lines. In connection with the distribution, Marcam Corporation transferred to Marcam Solutions, Inc. ("Marcam Solutions" or the "Company"), at that time a new wholly owned subsidiary of Marcam Corporation, substantially all of the business, assets and liabilities relating to its PRISM, Protean and Avantis product lines and an aggregate of $39.0 million in cash in exchange for (i) the assumption by Marcam Solutions of certain liabilities and obligations relating to the business to be conducted by Marcam Solutions, (ii) a number of shares of common stock of Marcam Solutions sufficient for Marcam Corporation to make the distribution and (iii) warrants to purchase an aggregate of 500,000 shares of common stock of Marcam Solutions. Marcam Corporation distributed all of its ownership interest in Marcam Solutions by means of a distribution on July 29, 1997 to its stockholders of record on July 23, 1997 (the "Distribution"). In the Distribution, each stockholder of Marcam Corporation received one share of Marcam Solutions common stock for each two shares of Marcam Corporation common stock held and five shares of Marcam Solutions common stock for each share of Marcam Corporation preferred stock held. In connection with the Distribution, Marcam Corporation changed its name from "Marcam Corporation" to "MAPICS, Inc." ("MAPICS").

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

(2)  Interim Financial Statements
     ----------------------------

     The accompanying unaudited consolidated financial statements of Marcam Solutions in this Form 10-Q have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission"). As permitted by the rules of the Commission applicable to quarterly reports on Form 10-Q, these notes are condensed and do not contain all disclosures required by generally accepted accounting principles. In the opinion of management, these financial statements contain all adjustments (consisting of only normal, recurring adjustments) necessary to present fairly the Company's financial position, results of operations and cash flows as of the dates and for the periods indicated. While management believes that the disclosures presented are adequate to make these financial statements not misleading, these financial statements should be read in conjunction with Marcam Solutions' audited financial statements and related notes included in the Marcam Solutions Annual Report on Form 10-K for the fiscal year ended September 30, 1997.

     The results of operations for the three months ended December 31, 1997 are not necessarily indicative of the results to be expected for the full year.

                             MARCAM SOLUTIONS, INC.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

(3)  Basic and diluted earnings per share
     ------------------------------------

     The Company computes basic and diluted earnings per share in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share", which the Company adopted on October 1, 1997. Basic earnings per share is based upon the weighted average number of common shares outstanding during the period. Diluted earnings per share is based upon the weighted average number of common shares outstanding during the period plus additional weighted average common equivalent shares outstanding during the period. Common equivalent shares have been excluded from the computation of diluted loss per share, as their effect would have been anti-dilutive. Common equivalent shares result from the assumed exercise of outstanding stock options and warrants, the proceeds of which are then assumed to have been used to repurchase outstanding common stock using the treasury stock method. The following table reconciles the numerator and denominator of the basic and diluted earnings per share computations shown on the Consolidated Statements of Operations:



                                                            For the three months ended
                                                                   December 31,
                                                       -------------------------------------
                                                            1997                  1996
                                                       ----------------      ---------------
                                                       (In thousands, except per share data)
       BASIC EPS

       Numerator:
          Net loss                                        $ (3,343)            $  (3,095)

       Denominator:
          Common shares outstanding                          7,483                 5,718
                                                          --------             ---------

       Basic EPS                                          $  (0.45)            $   (0.54)
                                                          ========             =========
       DILUTED EPS

       Numerator:
          Net loss                                        $ (3,343)            $  (3,095)

       Denominator:
          Common shares outstanding                          7,483                 5,718
                                                          --------             ---------

       Diluted EPS                                        $  (0.45)            $   (0.54)
                                                          ========             =========

     For purposes of computations of basic and diluted earnings per share, the distribution of one share of Marcam Solutions common stock for each two shares of Marcam Corporation common stock in connection with the Distribution was reflected as a 2-for-1 reverse stock split occurring on July 29, 1997. Accordingly, historical basic and diluted loss per share and the corresponding weighted average shares outstanding have been restated to present this stock split.

(4)  Commitments and Contingencies
     -----------------------------

     The Company is subject to legal proceedings and claims which arise in the normal course of business. While the outcome of these matters cannot be predicted with certainty, management does not believe the outcome of any of these legal matters will have a material adverse effect on the Company's future financial position or results of operations.

                             MARCAM SOLUTIONS, INC.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

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

(5)  Selected Pro Forma Financial Information
     ----------------------------------------

     The following unaudited pro forma financial information for the three-month period ended December 31, 1996 reflects how the disposition of the MAPICS business (see Note 1) might have affected the statement of operations if the disposition had occurred on October 1, 1996. The pro forma financial information is presented as if Marcam Solutions had been operated as a separate entity, principally by deducting the operating results of MAPICS from the historical consolidated operating results of Marcam Corporation. The pro forma data is for informational purposes only and may not necessarily reflect future results of operations or what the results of operations would have been had Marcam Solutions been operated as a separate entity. Actual results for the three-month period ended December 31, 1997 have been presented for comparative purposes.

Pro Forma Results of Operations
(In thousands, except per share data)



                                                                     Three Months Ended
                                                                        December 31,
                                                                    1997              1996
                                                              --------------    ---------------
                                                                   Actual         Pro Forma
                                                              --------------    ---------------
     Revenues:
        License                                                  $  11,474         $    5,992
        Services                                                    16,634             16,376
                                                                 ---------         ----------
           Total revenues                                           28,108             22,368
                                                                 ---------         ----------

     Operating expenses:
        Cost of license revenues                                     1,105              2,119
        Cost of services revenues                                   11,754             11,429
        Selling and marketing                                        9,536              9,671
        Product development                                          7,484              5,076
        General and administrative                                   1,526              1,260
                                                                 ---------         ----------

           Total operating expenses                                 31,405             29,555
                                                                 ---------         ----------

     Operating loss                                                 (3,297)            (7,187)

     Other income (expense), net                                       554               (700)
                                                                 ---------         ----------

     Loss before income tax expense                                 (2,743)            (7,887)
     Income tax expense                                               (600)              (880)
                                                                 ---------         ----------

     Net loss                                                    $  (3,343)        $   (8,767)
                                                                 =========         ==========

     Basic and diluted loss per share                            $   (0.45)        $    (1.53)
                                                                 =========         ==========

     Weighted average number of
        shares outstanding                                           7,483              5,718

PART I.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. The Company's actual results may differ materially from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, fluctuations in quarterly results, particularly resulting from lengthy sales cycles, the variable size and timing of the Company's transactions with customers and relatively fixed expenses in the short term; successful development and enhancement of the Company's products; demand for and market acceptance of the Company's products; availability of funds for the continued financing of the Company's operations and development activities; the proportion of revenues attributable to license fees versus services fees; and the highly competitive nature of the Company's markets. Further information on potential factors that could affect the Company's financial results are included in filings made by the Company from time to time with the Securities and Exchange Commission, included in the section entitled "Factors Affecting Future Performance" contained in the Marcam Solutions, Inc. Annual Report on Form 10-K for the fiscal year ended September 30, 1997 (File No. 0-22841).

Overview
--------

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

     Marcam Solutions develops, globally markets, implements and supports enterprise resource planning software components designed for process plant operations. The Company's mission is to provide process manufacturing companies with specialized, agile, business solutions that enable them to continuously improve their plant operations while realizing low total cost of ownership. The Company's products offer comprehensive business planning and control solutions to customers' production, logistics, asset management and financial requirements.

     The Company's revenues have historically been derived from licensing its Protean, PRISM, Avantis and MAPICS product lines. The Protean product line, which utilizes advanced object technology, tools and databases, is platform independent. The PRISM and MAPICS product lines provide customer solutions on the IBM AS/400 platform. The Avantis product line provides customer solutions on both the IBM AS/400 and open systems, utilizing object technology.

     Marcam Solutions also derives revenues from the sale of product support and related services. Product support is offered to license customers generally based on agreements that are billed annually, with revenues recognized on a ratable basis during the contract period. Services include assisting with customer implementation of licensed software, providing custom programming and system integration services, and providing educational material and instruction in the use of licensed software.

     For the quarter ended December 31, 1997, the Company recorded a net loss of $3,343,000. The Company's expenditures during the quarter, particularly the continued investment in Protean development and the Company's sales and marketing channels, continued to be higher than the related revenue generated.

     On a pro forma basis, excluding the results of the MAPICS business which for accounting purposes was divested from the Company on July 29, 1997, revenues for the period increased compared to the same period in 1996, driven by a 91.5% increase in license revenues. While operating expenses also increased during the three months ended December 31, 1997, as compared to the same period during 1996, the resulting pro forma operating loss for the three months ended December 31, 1997 was $3,297,000, compared to $7,187,000 for the same period in 1996.
Overall, on a pro forma basis, the Company's revenues were higher and net operating loss was lower for the three months ended December 31, 1997 than in any quarter during fiscal 1997.

     Cost controls during the fourth quarter of fiscal 1997 and the first quarter of fiscal 1998 have resulted in benefits and the Company expects to continue to scrutinize all expenses. The Company continues to undertake a number of actions designed to increase revenues, including introducing enhanced versions of its Protean and Avantis.Pro products designed to make them more competitive and refocusing its sales and marketing efforts, including the expected hiring of several new sales and marketing positions. Management believes increases in all license revenues, especially Protean license revenues, are required to offset the costs of maintaining the distribution channel and development activities related to the Protean product line. There can be no assurances that these actions will result in increased revenues or that, when combined with cost controls, they will result in profitability or positive cash flows from operations. Failure to achieve profitability or positive cash flows from operations would materially and adversely affect Marcam Solutions' financial condition.

Results of Operations
---------------------

     Except for the information provided under the caption "Selected Pro Forma Results of Operations" which gives effect to the Distribution, the following discussion and analysis includes results relating to the MAPICS business for the three months ended December 31, 1996. Only the selected pro forma information reflects Marcam Solutions as if it had been operated as a separate entity.

Revenues
--------
     Total revenues decreased 38.6% to $28,108,000 for the three-month period ended December 31, 1997, as compared to $45,747,000 for the three-month period ended December 31, 1996. License revenues decreased 43.4% to $11,474,000 for the three-month period ended December 31, 1997, as compared to $20,269,000 for the three-month period ended December 31, 1996. The decrease in license revenues for the three-month period ended December 31, 1997, as compared to the same period in 1996, was primarily due to the absence of MAPICS license revenues for the three months ended December 31, 1997, as compared to $14,277,000 in MAPICS license revenues for the three months ended December 31, 1996. This decrease was partially offset by increased license revenues from the PRISM, Protean and Avantis product lines.

     Services revenues decreased 34.7% to $16,634,000 for the three-month period ended December 31, 1997, as compared to $25,478,000 for the three-month period ended December 31, 1996. The decrease in services revenues was primarily due to the lack of MAPICS service revenues for the three months ended December 31, 1997, as compared to MAPICS service revenues of $9,102,000 for the three months ended December 31, 1996. Total customer support revenues and implementation consulting and customization revenues for all non-MAPICS product lines for the three-months ended December 31, 1997 was slightly higher than related revenues during the same period in 1996.

Cost of License Revenues
------------------------
     Cost of license revenues represented 9.6% of license revenues for the three-month period ended December 31, 1997, as compared to 23.1% for the same period in 1996. The decrease in cost of license revenues as a percentage of license revenues for the three-month period ended December 31, 1997, as compared to the same period in 1996, was due to decreased amortization of capitalized software translation costs relating to non-U.S. markets and decreased amortization of capitalized software development costs related to the MAPICS and Protean products. In the third-quarter of fiscal 1997, capitalized software assets related to the Protean and Avantis.Pro product lines were written-off as a result of an assessment of net realizable value. Management expects amortization costs for the remainder of fiscal 1998 to be lower than in comparable prior periods. In addition to the decrease in amortization costs, a portion of the percentage decrease in cost of license revenues is attributable to a decrease in product royalties as a result of the absence of MAPICS revenues following the Distribution.

Cost of Services Revenues
-------------------------
     Cost of services revenues represented 70.7% of services revenues for the three-month period ended December 31, 1997, as compared to 57.2% for the same period in 1996. The increase in cost of services revenues as a percentage of services revenues for the three-month period ended December 31, 1997, as compared to the same period in 1996, was the result of a change in the proportion of support revenues as a percentage of total services revenues.

Selling and Marketing
---------------------
     Selling and marketing expense decreased $8,826,000, or 48.1%, for the three-month period ended December 31, 1997, as compared to the same period in 1996. This decrease was primarily related to the lack of MAPICS related expenses in the three months ended December 31, 1997.

Product Development
-------------------
     Gross research and product development expenditures for the three-month period ended December 31, 1997 were $7,484,000, as compared to $10,117,000 for the same period in 1996. The decrease in gross research and product development expenses for the three months ended December 31, 1997 as compared to the same periods in 1996 was due to the lack of expenses related to the MAPICS product line. This decrease in gross research and development spending was partially offset by an increase in development costs for the Protean product line.

     No computer software development costs were capitalized during the three-month period ended December 31, 1997. Computer software costs capitalized during the three-month period ended December 31, 1996 totaled $2,553,000, representing 25.2% of gross research and development expenditures. Capitalization of Protean and Avantis.Pro development and translation costs ceased during the third fiscal quarter of 1997, as discussed above.

     As a result, product development expenses were $7,484,000 for the three-month period ended December 31, 1997, representing 26.6% of total revenues. For the three-month period ended December 31, 1996, product development expenses were $7,564,000, representing 16.5% of total revenues. The increase in product development expenses as a percentage of revenues, as compared to the same period in 1996, was primarily related to the continuing investment in all of the Company's product lines and having no costs qualifying for capitalization. The percentage increase in product development expenses as a percentage of revenues was also attributable to the decrease in total revenues for the three-month period ended December 31, 1997 as compared to the same periods in 1996.

General and Administrative
--------------------------
     General and administrative expenses, which include the Company's finance, accounting and corporate administrative functions, decreased by $427,000 for the three-month period ended December 31, 1997, as compared to the same period in 1996. The decrease was due to the absence of expenses related to the MAPICS business in the three months ended December 31, 1997.

Interest and Other Income
-------------------------
     Interest and other income increased $377,000 for the three-month period ended December 31, 1997, as compared to the same periods in 1996. This increase was primarily related to interest earned on significantly higher cash and short-term investment balances during the 1997 period as compared to the 1996 period.

Interest and Other Expense
--------------------------
     Interest and other expense decreased $877,000 for the three-month period ended December 31, 1997, as compared to the same period in 1996. This decrease was due to the repayment of all of the Company's long-term debt during the fourth quarter of 1997.

Provision for Income Taxes
--------------------------
     The income tax expense for the three-month period ended December 31, 1997 was $600,000. The income tax expense for the three-month period ended December 31, 1996 was $1,001,000. The expense in each period was primarily due to foreign withholding taxes and income taxes on income generated in foreign jurisdictions, for which U.S. tax credit utilization is currently uncertain. There was no tax benefit recorded for losses generated in the U.S. during these periods due to the uncertainty of realizing such benefits.

Liquidity and Capital Resources
-------------------------------

     Prior to the Distribution, the Company funded its activities primarily from cash generated from operations, from borrowings and from equity financings. Since the time of the Distribution the Company has funded its activities with the capital contribution from MAPICS, as described above.

     Current assets decreased $6,889,000 during the three-month period ended December 31, 1997, from $68,889,000 at September 30, 1997 to $62,000,000 at
December 31, 1997. This decrease was primarily due to lower cash balances, partially offset by an increase in accounts receivable. The decrease in cash is attributable to cash used to fund operating losses and investments in fixed assets. The increase in accounts receivable is primarily related to increased license revenues generated late in the first quarter of fiscal 1998 as compared to the fourth quarter of fiscal 1997.

     Current liabilities decreased $3,436,000 during the three-month period, from $55,995,000 at September 30, 1997 to $52,559,000 at December 31, 1997. The
decrease was primarily due to the decrease in deferred revenue, which was partially offset by an increase in accrued expenses. The decrease in deferred revenues was caused by several factors. The prepayment of certain license revenues in the fourth quarter of fiscal 1997 caused an increase in deferred revenues at September 30, 1997. These prepayments have since been recognized as revenue, resulting in a decrease in deferred revenues at December 31, 1997. In addition, the decrease in deferred revenues also resulted from the timing of maintenance contract periods, many of which end with the calendar year. Maintenance contracts for PRISM, Protean and Avantis products typically run from January to December, with the billing occurring in January. The revenues from these maintenance contracts are deferred and recognized ratably over the contract period, resulting in lower deferred revenue balances at December 31, 1997 than at September 30, 1997. The increase in accrued expenses was primarily caused by increased commissions accrued at the end of the quarter related to increased license revenues. As a result of the decrease in current assets and a smaller decrease in current liabilities, working capital surplus decreased by $3,453,000, from $12,894,000 at September 30, 1997 to $9,441,000 at December 31,
1997.

     During the three-month period ended December 31, 1997, operating activities used approximately $6,806,000 of cash for operating activities and restructuring and spin-off related expenditures. The use of cash from operating activities included a decrease in advance payments received for support services and license contracts of approximately $6,154,000 from September 30, 1997 to December 31, 1997. During the same period, investing activities used approximately $849,000 of cash for the purchase of fixed assets. Financing activities during the same period provided $182,000 of cash primarily from proceeds received from the sale of stock to employees, partially offset by payments made on capitalized leases.

     In fiscal years 1997 and 1996, the Company recorded restructuring charges of $19,175,000 and $10,600,000 respectively. At December 31, 1997, a balance of $3,025,000 associated with these charges remained in accrued expenses and is expected to result in cash expenditures. Management believes the remaining balance is adequate to cover future expenditures associated with these restructuring charges and expects that the restructuring actions will be complete by the end of fiscal 1998.

     There can be no assurance that the Company will be profitable in the future or that profitability, if achieved, will be sustained. In order to support the anticipated growth of its business, the Company expects to keep investing in its marketing, sales and product development activities. The Company's expenses for these and other activities are based on expectations regarding future revenues and are fixed to a large extent in the short-term. The Company may be unable to adjust its spending in a timely manner to compensate for any unexpected revenue shortfalls.

     The Company has used cash during fiscal years 1998, 1997 and 1996 to fund strategic investments, in particular substantial expenditures for marketing and selling activities and for new product development, and operating losses. For the first quarter of fiscal 1998 and for fiscal years 1997 and 1996, the Company's gross product development expenditures were $7,484,000, $41,864,000, and $39,913,000, respectively. During the remainder of fiscal year 1998, the Company intends to continue to make investments in selling and marketing activities and product development. The Company's objective is to fund these investments primarily with cash from improved operations and existing cash resources. The Company's timely ability to generate cash from operations depends upon, among other things, revenue growth, completion and market acceptance of new products, success in enhancing and selling its current AS/400-based families of products, improvements in operating productivity, and payment terms and collection of accounts receivable.

     There can be no assurances that the Company's operations will generate sufficient cash to finance these activities. Until operations improve to meet its cash requirements, the Company will need to rely on existing cash resources. The Company anticipates that cash from operations and its available cash will be sufficient to fund operations through at least the next twelve months. If, however, such sources prove insufficient in 1998, or over the longer term, the Company will be required to make changes in operations or seek additional debt or equity financing. Management believes that the Company's potential borrowing capacity is limited to revolving lines of credit with borrowing availability based on qualifying accounts receivable. There can be no assurances that such a revolving line of credit or any other additional debt or equity financing will be available or available with terms acceptable to Marcam Solutions. The continued incurrence of operating losses by Marcam Solutions would have a material adverse affect on Marcam Solutions' business, financial condition and results of operations.

Selected Pro Forma Results of Operations
----------------------------------------

     The following discussion and analysis relates to Marcam Solutions on a pro forma basis, giving effect to the Distribution. The unaudited pro forma financial information for the three-month period ended December 31, 1996 is presented as if Marcam Solutions had been operated as a separate entity, principally by deducting the operating results of MAPICS from the historical consolidated operating results of Marcam Corporation. The pro forma data is for informational purposes only and may not necessarily reflect future results of operations or what the actual results of operations would have been had Marcam Solutions been operated as a separate entity.

Revenues
--------
     Total revenues increased 25.7% to $28,108,000 for the three-month period ended December 31, 1997, as compared to $22,368,000 for the three-month period ended December 31, 1996. License revenues increased 91.5% to $11,474,000 for the three-month period ended December 31, 1997, as compared to $5,992,000 for the three-month period ended December 31, 1996. The increase in license revenues for the three-month period ended December 31, 1997 as compared to the same period in 1996 was primarily due to increased license revenue from the Protean product line, and to a lesser extent, to increases in revenue from the PRISM and Avantis product lines.

     Services revenues increased 1.6% to $16,634,000 for the three-month period ended December 31, 1997, as compared to $16,376,000 for the three-month period ended December 31, 1996. Customer support revenues and implementation consulting and customization revenues for the three-month period ended December 31, 1997 were consistent with revenues during the same period in 1996.

Cost of License Revenues
------------------------
     Cost of license revenues represented 9.6% of license revenues for the three-month period ended December 31, 1997, as compared to 35.4% for the same period in 1996. The decrease in cost of license revenues as a percentage of license revenues for the three-month period ended December 31, 1997 as compared to the same period in 1996, was due to decreased amortization of capitalized software translation costs relating to non-U.S. markets and decreased amortization of capitalized software development costs related to the Protean products. In the third-quarter of fiscal 1997, capitalized software assets related to the Protean and Avantis.Pro product lines were written-off as a result of an assessment of net realizable value. Management expects amortization costs for the remainder of fiscal 1998 will be lower than in comparable prior periods.

Cost of Services Revenues
-------------------------
     Cost of services revenues represented 70.7% of services revenues for the three-month period ended December 31, 1997, as compared to 69.8% for the same period in 1996. This minor deterioration was primarily related to increased investments in the Company's service delivery capabilities, primarily related to Protean.

Selling and Marketing
---------------------
     Selling and marketing expense decreased $135,000, or 1.4%, for the three-month period ended December 31, 1997, as compared to the same period in 1996. The decrease was primarily related to cost controls, which were partially offset by increased sales commissions related to increased revenues in the quarter.

Product Development
-------------------
     Gross research and product development expenditures for the three-month period ended December 31, 1997 were $7,484,000, as compared to $6,433,000 for the same period in 1996. The increase in gross research and product development expenses for the three-months ended December 31, 1997, as compared to the same period in 1996, is primarily due to increased development costs for the Protean product line.

     No computer software development costs were capitalized for the three-month period ended December 31, 1997. Computer software costs capitalized during the three-month period ended December 31, 1996 were $1,357,000, representing 21.1% of gross research and development expenditures. Capitalization of Protean and Avantis.Pro development and translation costs ceased during the third fiscal quarter of 1997.

     As a result, product development expenses were $7,484,000 for the three-month period ended December 31, 1997, representing 26.6% of total revenues. For the three-month period ended December 31, 1996, product development expenses were $5,076,000, representing 22.7% of total revenues. The increase in product development expenses as a percentage of revenues, as compared to the same period in 1996, was primarily related to the continuing investment in all of the Company's product lines, as well as the discontinuance of capitalization of Protean and Avantis.Pro development and translation costs (as described above) during the third fiscal quarter of 1997.

General and Administrative
--------------------------
     General and administrative expenses, which include the Company's finance, accounting and corporate administrative functions, increased by $266,000 for the three-month period ended December 31, 1997, as compared to the same period in 1996. The increase in the three-month period ended December 31, 1997 was primarily related to the fact that certain general and administrative functions were previously shared between the Company and MAPICS. As a result, a portion of these costs were previously allocated to MAPICS. Upon the Distribution, the Company had to maintain most of these previously shared functions and no longer realized the economies of scale that resulted from being able to share the functions.

Other Income (Expense), net
---------------------------
     The net income of other income and other (expense) increased $1,254,000 for the three-month period ended December 31, 1997, as compared to the same period in 1996, from a net expense of $700,000 for the three-month period ended December 31, 1996, to a net income of $554,000 in the three-month period ended December 31, 1997. This increase was primarily related to interest earned on significantly higher cash and short-term investment balances during the 1997 period as compared to the 1996 period, as well as lower interest expense as the result of the repayment of all of the Company's long-term debt during the fourth quarter of fiscal 1997.

Provision for Income Taxes
--------------------------
     The income tax expense for the three-month period ended December 31, 1997 was $600,000. The income tax expense for the three-month period ended December 31, 1996 was $880,000. The expense in each period was primarily due to foreign withholding taxes and income taxes on income generated in foreign jurisdictions, for which U.S. tax credit utilization is currently uncertain. There was no tax benefit recorded for losses generated in the U.S. during these periods due to the uncertainty of realizing such benefits.

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


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

27   Financial Data Schedule

                                   SIGNATURES
                                   ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                             MARCAM SOLUTIONS, INC.



February 12, 1998                            /s/ Denis E. Liptak
-----------------------                      -------------------
Date                                         Denis E. Liptak
                                             Chief Financial Officer
                                             (Principal Financial and Accounting
                                             Officer)

EXHIBIT INDEX
-------------


Exhibit
Number                Description
------                -----------

27                    Financial Data Schedule