Form 10-Q
period 1998-03-31
MARCAM SOLUTIONS INC
filed 1998-05-15
CIK 1040622

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


(Mark one):

 X   Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange
---  Act of 1934


                      For the quarter ended March 31, 1998

                                       or

     Transition report pursuant to Section 13 or 15(d) of the Securities --- Exchange Act of 1934

For the transition period from _________________ to ____________________.

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

95 Wells Avenue
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

The number of shares outstanding of the registrant's Common Stock, $.01 Par Value, as of May 11, 1998, was 7,574,192 shares.

                             MARCAM SOLUTIONS, INC.

                               INDEX TO FORM 10-Q



PART I. FINANCIAL INFORMATION

        Item 1. Financial Statements

                Consolidated Balance Sheets (unaudited) at March 31, 1998 and September 30, 1997

                Consolidated Statements of Operations (unaudited) for the three and six months ended March 31, 1998 and 1997

                Consolidated Statements of Cash Flows (unaudited) for the six months ended March 31, 1998 and 1997

                Notes to Consolidated Financial Statements

        Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

PART II. OTHER INFORMATION

        Item 1. Legal Proceedings

        Item 4. Submission of Matters to a Vote of Security Holders

        Item 6. Exhibits and Reports on Form 8-K

        Signatures

PART I.

ITEM 1.  FINANCIAL STATEMENTS

                                              MARCAM SOLUTIONS, INC.
                                            Consolidated Balance Sheets
                                       (In thousands, except per share data)
                                                    (Unaudited)

                                                                                      March 31,       September 30,
                                                                                        1998              1997
                                                                                     ---------        ------------
Assets
Current assets:
   Cash and cash equivalents                                                         $  24,760         $  26,474
   Short-term investments                                                                7,530            11,503
   Accounts receivable, net of allowances of $2,133 at March 31, 1998
      and $2,037 at September 30, 1997                                                  24,576            24,273
   Prepaid expenses and other current assets                                             6,745             6,639
                                                                                     ---------         ---------
          Total current assets                                                          63,611            68,889
                                                                                     ---------         ---------
Property and equipment, net                                                              6,446             6,224
Computer software costs, net                                                             1,652             2,475
Other assets                                                                               214               281
                                                                                     ---------         ---------

          Total assets                                                               $  71,923         $  77,869
                                                                                     =========         =========

Liabilities and Stockholders' Equity
Current liabilities:
   Accounts payable                                                                  $   5,024         $   4,142
   Accrued expenses and other current liabilities                                       30,397            29,457
   Deferred revenue                                                                     18,573            22,396
                                                                                     ---------         ---------
          Total current liabilities                                                     53,994            55,995
                                                                                     ---------         ---------
Long-term debt                                                                             244               318
Deferred income taxes                                                                       53               694
                                                                                     ---------         ---------
          Total liabilities                                                             54,291            57,007
                                                                                     ---------         ---------

Commitments and contingencies
Stockholders' equity:
  Preferred stock, $.01 par value; 5,000 shares authorized                                  --                --
  Common stock, $.01 par value; 30,000 shares authorized; 7,552 and 7,457
      shares issued and outstanding at March 31, 1998 and September 30, 1997                76                75
  Additional paid-in capital                                                           143,317           142,766
  Accumulated deficit                                                                 (124,395)         (121,072)
  Cumulative translation adjustment                                                     (1,366)             (907)
                                                                                     ---------         ---------
      Total stockholders' equity                                                        17,632            20,862
                                                                                     ---------         ---------

      Total liabilities and stockholders' equity                                     $  71,923         $  77,869
                                                                                     =========         =========

          See accompanying Notes to Consolidated Financial Statements.

                             MARCAM SOLUTIONS, INC.
                      Consolidated Statements of Operations
                      (In thousands, except per share data)
                                   (Unaudited)

                                                       Three Months Ended          Six Months Ended
                                                             March 31,                 March 31,
                                                        1998          1997          1998         1997
                                                    ----------    ----------     --------     ----------
     Revenues:
        License                                     $   14,171    $   17,815    $   25,645   $   38,084
        Services                                        16,878        25,989        33,512       51,467
                                                    ----------    ----------    ----------   ----------
           Total revenues                               31,049        43,804        59,157       89,551
                                                    ----------    ----------    ----------   ----------
     Operating expenses:
        Cost of license revenues                           912         3,999         2,017        8,676
        Cost of services revenues                       11,667        14,533        23,421       29,118
        Selling and marketing                            9,312        18,395        18,848       36,757
        Product development                              7,901         8,115        15,385       15,679
        General and administrative                       1,568         2,363         3,094        4,316
                                                    ----------    ----------    ----------   ----------
           Total operating expenses                     31,360        47,405        62,765       94,546
                                                    ----------    ----------    ----------   ----------
     Operating loss                                       (311)       (3,601)       (3,608)      (4,995)

     Interest and other income                             886           293         1,585          615
     Interest and other expense                            (55)       (1,013)         (200)      (2,035)
                                                    ----------    ----------    ----------   ----------

     Income (loss) before income tax expense               520        (4,321)       (2,223)      (6,415)

     Income tax expense                                   (500)       (1,000)       (1,100)      (2,001)
                                                    ----------    ----------    ----------   ----------

     Net income (loss)                              $       20    $   (5,321)   $   (3,323)  $   (8,416)
                                                    ==========    ==========    ==========   ==========

     Basic and diluted income (loss) per share      $     0.00    $    (0.92)   $    (0.44)  $    (1.46)
                                                    ==========    ==========    ==========   ==========

     Weighted average number of basic
        shares outstanding                               7,527         5,741         7,505        5,730

     Weighted average number of diluted
        shares outstanding                               7,621         5,741         7,505        5,730


          See accompanying Notes to Consolidated Financial Statements.

                             MARCAM SOLUTIONS, INC.
                      Consolidated Statements of Cash Flows
                                 (In thousands)
                                   (Unaudited)

                                                                         Six Months Ended
                                                                            March 31,
                                                                      1998           1997
                                                                    --------        --------
Cash flows from operating activities:
   Net loss                                                      $   (3,323)      $   (8,416)
   Adjustments to reconcile net loss to net cash provided by
     (used for) operating activities:
     Depreciation and amortization                                    2,705            9,074
     Provision for bad debts                                            792            1,481
     Deferred income taxes                                              (23)              63
     Changes in operating assets and liabilities:
       Accounts receivable                                           (1,289)             820
       Prepaid expenses and other assets                                 31              155
       Accounts payable                                                 971           (2,677)
       Accrued expenses and other current liabilities                   298           (3,498)
       Deferred revenue                                              (3,480)           8,440
                                                                 ----------       ----------
         Net cash provided by (used for) operating activities        (3,318)           5,442
                                                                 ----------       ----------

Cash flows from investing activities:
   Purchases of property and equipment                               (2,226)          (2,149)
   Additions to computer software costs                                  --           (5,199)
   Proceeds from sale of short-term investments                       3,973               --
                                                                 ----------       ----------
         Net cash provided by (used for) investing activities         1,747           (7,348)
                                                                 ----------       ----------

Cash flows from financing activities:
   Principal payments on capital lease obligations                      (79)            (263)
   Proceeds from stock option exercises                                 375              240
   Common stock issued under Employee Stock Purchase Plan               177              427
                                                                 ----------       ----------
         Net cash provided by financing activities                      473              404
                                                                 ----------       ----------

Effect of exchange rate changes on cash and cash equivalents           (616)            (268)
                                                                 ----------       ----------

Net decrease in cash and cash equivalents                            (1,714)          (1,770)

Cash and cash equivalents at beginning of period                     26,474           21,817
                                                                 ----------       ----------

Cash and cash equivalents at end of period                       $   24,760       $   20,047
                                                                 ==========       ==========

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

     The results of operations for the three and six months ended March 31, 1998 are not necessarily indicative of the results to be expected for the full year.

                             Marcam Solutions, Inc.
                   Notes to Consolidated Financial Statements
                                   (unaudited)


(3)  Basic and diluted earnings per share
     ------------------------------------

     The Company computes basic and diluted earnings per share ("EPS") in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share", which the Company adopted on October 1, 1997. Basic earnings per share is based upon the weighted average number of common shares outstanding during the period. Diluted earnings per share is based upon the weighted average number of common shares outstanding during the period plus additional weighted average common equivalent shares outstanding during the period. Common equivalent shares have been excluded from the computation of diluted loss per share for the three- and six-month periods ended March 31, 1997 and the six-month period ended March 31, 1998, respectively, as their effect would have been anti-dilutive. Common equivalent shares result from the assumed exercise of outstanding stock options and warrants, the proceeds of which are then assumed to have been used to repurchase outstanding common stock using the treasury stock method. The following table reconciles the numerator and denominator of the basic and diluted earnings per share computations shown on the Consolidated Statements of Operations:

                                     For the three months ended    For the six months ended
                                              March 31,                    March 31,
                                     --------------------------   ------------------------
                                       1998          1997            1998          1997
                                     --------      ---------      ---------      --------
                                             (In thousands, except per share data)
BASIC EPS
Numerator:
  Net income (loss)                   $   20         $(5,321)        $(3,323)      $(8,416)
                                      ------         -------         -------       -------
Denominator:
  Common shares outstanding            7,527           5,741           7,505         5,730
                                      ------         -------         -------       -------

Basic EPS                             $ 0.00         $ (0.92)        $ (0.44)      $ (1.46)
                                      ======         =======         =======       =======
DILUTED EPS
Numerator:
  Net income (loss)                   $   20         $(5,321)        $(3,323)      $(8,416)
                                      ------         -------         -------       -------
Denominator:
  Common shares outstanding            7,527           5,741           7,505         5,730
  Incremental shares from assumed
     conversion of stock options          94               0               0             0
                                      ------         -------         -------       -------

     Adjusted common shares
       outstanding                     7,621           5,741           7,505         5,730
                                      ------         -------         -------       -------

Diluted EPS                           $ 0.00         $ (0.92)        $ (0.44)      $ (1.46)
                                      ======         =======         =======       =======



     Options and warrants to purchase 218,036, 150,429 and 182,398 shares of common stock outstanding during the three and six months ended March 31, 1997 and the six months ended March 31, 1998, respectively, and 1,625,000 common shares issuable upon the conversion of preferred stock during the three and six months ended March 31, 1997, were excluded from the calculation of diluted earnings per share because the effect of their inclusion would have been anti-dilutive. Options and warrants to purchase 2,189,946 shares of common stock during the three months ended March 31, 1998 were excluded from the calculation of diluted earnings per share because the exercise prices of those options and warrants exceeded the average market price of common stock for the period reported.

                             Marcam Solutions, Inc.
                   Notes to Consolidated Financial Statements
                                   (unaudited)

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

(5)  Recently Enacted Accounting Standards
     -------------------------------------

     In March 1998, Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"), was issued which provides guidance on applying generally accepted accounting principles in accounting for the costs of computer software developed or obtained for internal use. SOP 98-1 is effective for financial statements for fiscal years beginning after December 15, 1998, and will result in the capitalization of certain qualifying costs incurred in the development of software for internal use. The Company will adopt the guidelines of SOP 98-1 as of October 1, 1999 and its adoption is not expected to have a material impact on the Company's financial position and results of operations.

(6)  Selected Pro Forma Financial Information
     ----------------------------------------

     The following unaudited pro forma financial information for the three- and six-month periods ended March 31, 1997 reflects how the disposition of the MAPICS business (see Note 1) might have affected the statement of operations if the disposition had occurred on October 1, 1996. The pro forma financial information is presented as if Marcam Solutions had been operated as a separate entity, principally by deducting the operating results of MAPICS from the historical consolidated operating results of Marcam Corporation. The pro forma data is for informational purposes only and may not necessarily reflect future results of operations or what the results of operations would have been had Marcam Solutions been operated as a separate entity. Actual results for the three- and six-month periods ended March 31, 1998 have been presented for comparative purposes.

                             Marcam Solutions, Inc.
                   Notes to Consolidated Financial Statements
                                   (unaudited)

Pro Forma Results of Operations
(In thousands, except per share data)

                                                  Three Months Ended             Six Months Ended
                                                       March 31,                     March 31,
                                                  1998           1997          1998           1997
                                               ----------     ----------    ----------      ---------
                                                 Actual        Pro Forma      Actual        Pro Forma
                                               ----------     ----------    ----------      ---------
     Revenues:
        License                                $   14,171     $    6,764    $   25,645       $ 12,756
        Services                                   16,878         16,254        33,512         32,630
                                               ----------     ----------    ----------       --------
           Total revenues                          31,049         23,018        59,157         45,386
                                               ----------     ----------    ----------       --------

     Operating expenses:
        Cost of license revenues                      912          2,428         2,017          4,547
        Cost of services revenues                  11,667         11,081        23,421         22,510
        Selling and marketing                       9,312         10,639        18,848         20,310
        Product development                         7,901          5,634        15,385         10,710
        General and administrative                  1,568          1,616         3,094          2,876
                                               ----------     ----------    ----------       --------

           Total operating expenses                31,360         31,398        62,765         60,953
                                               ----------     ----------    ----------       --------

     Operating loss                                  (311)        (8,380)       (3,608)       (15,567)

     Other income (expense), net                      831           (720)        1,385         (1,420)
                                               ----------     ----------    ----------       --------

     Income (loss) before income tax expense          520         (9,100)       (2,223)       (16,987)
     Income tax expense                              (500)          (832)       (1,100)        (1,712)
                                               ----------     ----------    ----------       --------

     Net income (loss)                         $       20     $   (9,932)   $   (3,323)      $(18,699)
                                               ==========     ==========    ==========       ========

     Basic and diluted income (loss) per share $     0.00     $    (1.73)   $    (0.44)      $  (3.26)
                                               ==========     ==========    ==========       ========
     Weighted average number of basic
        shares outstanding                          7,527          5,741         7,505          5,730

     Weighted average number of diluted
        shares outstanding                          7,621          5,741         7,505          5,730


Historical weighted average shares outstanding and loss per share have been restated for the Distribution, which has been presented, in part for accounting purposes, as a 2-for-1 reverse stock split occurring on July 29, 1997 (see
Note 3).

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

     For the quarter ended March 31, 1998, the Company recorded net income of $20,000, with an operating loss of $311,000. These results represent progress made during recent quarters to increase revenues while holding expenses relatively steady, as discussed further below. The Company's expenditures during the quarter, particularly the continued investment in Protean development and the Company's sales and marketing channels, continued to be higher than the related revenue generated, resulting in the small operating loss for the quarter.

     On a pro forma basis, excluding the results of the MAPICS business which for accounting purposes was divested on July 29, 1997, revenues for the three months ended March 31, 1998 increased 34.9% compared to the same period in 1997, driven by a 109.5% increase in license revenues. While operating expenses remained flat during the comparable periods, the resulting operating loss for the three months ended March 31, 1998 was $311,000, compared to a pro forma operating loss of $8,380,000 for the same period in 1997.

     The Company is maintaining its focus on the cost control measures put in place over the past several quarters. These efforts have resulted in reduced costs throughout the Company. In addition to these cost controls, the Company continues to undertake a number of actions designed to increase revenues, including introducing enhanced versions of its Protean and Avantis.Pro products designed to make them more competitive and refocusing its sales and marketing efforts. The Company continues to invest in distribution channel and marketing capabilities by hiring new sales and marketing personnel. In addition, the Company is investing not only in the translation of its software into additional foreign languages, but also in the integration of its software with a number of third-party software packages. Management expects this investment will result in additional markets for the Company's products. While the Company has seen incremental increases in revenues over the past several quarters, management believes continued increases in license revenues, especially Protean license revenues, are required to offset the costs of growing the distribution channel and funding development, translation and integration activities related to the Protean product line. There can be no assurances these actions will result in increased revenues or, when combined with cost control measures, they will result in operating profitability or positive cash flows from operations. Failure to achieve operating profitability or to generate positive cash flows from operations would materially and adversely affect Marcam Solutions' financial condition.

Results of Operations
---------------------

     Except for the information provided under the caption "Selected Pro Forma Results of Operations" which gives effect to the Distribution, the following discussion and analysis includes historical results relating to the MAPICS business for the three and six months ended March 31,1997. Only the selected pro forma information reflects Marcam Solutions as if it had been operated as a separate entity during those periods.

Revenues
--------

     Total revenues decreased 29.1% to $31,049,000 for the three-month period ended March 31, 1998, as compared to $43,804,000 for the three-month period ended March 31, 1997. For the six-month period ended March 31, 1998, total revenues decreased 33.9% to $59,157,000, as compared to $89,551,000 in the same period of 1997. License revenues decreased 20.4% to $14,171,000 for the three-month period ended March 31, 1998, as compared to $17,815,000 for the three-month period ended March 31, 1997. For the six-month period ended March 31, 1998, license revenues decreased 32.7%, to $25,645,000, as compared to $38,084,000 for the same period in 1997. The decrease in license revenues for the three- and six-month periods ended March 31, 1998, as compared to the same periods in 1997, was primarily due to the absence of MAPICS license revenues for the three and six months ended March 31, 1998, as compared to $11,051,000 and $25,328,000 in MAPICS license revenues for the three and six months ended March 31, 1997, respectively. This decrease was partially offset by significantly increased license revenue from the Protean product line, and to a lesser extent, increases in revenue from the PRISM and Avantis product lines.

     Services revenues decreased 35.1% to $16,878,000 for the three-month period ended March 31, 1998, as compared to $25,989,000 for the three-month period ended March 31, 1997. Service revenues for the six-month period ended March 31, 1998 decreased 34.9% to $33,512,000 in 1998, as compared to $51,467,000 for the same period in 1997. The decrease in services revenues was primarily due to the lack of MAPICS service revenues for the three and six months ended March 31, 1998, as compared to MAPICS service revenues of $9,735,000 and $18,837,000 for the three and six months ended March 31, 1997, respectively. Total customer support revenues and implementation consulting and customization revenues for all non-MAPICS product lines for the three and six months ended March 31, 1998 was slightly higher than related revenues during the same period in 1997.

Cost of License Revenues
------------------------

     Cost of license revenues represented 6.4% and 7.9% of license revenues for the three- and six-month periods ended March 31, 1998, respectively, as compared to 22.4% and 22.8% for the same periods in 1997, respectively. The decrease in cost of license revenues as a percentage of license revenues for the three- and six-month periods ended March 31, 1998, as compared to the same periods in 1997, was primarily due to decreased amortization of capitalized software translation costs and decreased amortization of capitalized software development costs related to the MAPICS and Protean products. In the third quarter of fiscal 1997, capitalized software assets related to the Protean and Avantis.Pro product lines were written-off as a result of an assessment of net realizable value. Management expects amortization costs for the remainder of fiscal 1998 to be lower than in comparable prior periods. In addition to the decrease in amortization costs, a portion of the percentage decrease in cost of license revenues was attributable to a decrease in product royalties as a result of the absence of MAPICS revenues following the Distribution.

Cost of Services Revenues
-------------------------

     Cost of services revenues represented 69.1% and 69.9% of services revenues for the three- and six-month periods ended March 31, 1998, respectively, as compared to 55.9% and 56.6% for the same periods in 1997, respectively. The increase in cost of services revenues as a percentage of services revenues for the three- and six-month periods ended March 31, 1998, as compared to the same period in 1997, was the result of a decrease in the proportion of support revenues as a percentage of total services revenues, as support revenues typically provide better margins than the Company's other services.

Selling and Marketing
---------------------

     Selling and marketing expenses decreased $9,083,000, or 49.4%, for the three-month period ended March 31, 1998, as compared to the same period in 1997. These expenses decreased $17,909,000, or 48.7%, for the six-month period ended March 31, 1998, as compared to the same period in 1997. These decreases were primarily related to the lack of MAPICS related expenses in the three and six months ended March 31, 1998.

Product Development
-------------------

     Gross research and product development expenditures for the three-month period ended March 31, 1998 were $7,901,000 as compared to $10,759,000 for the same period in 1997. These expenditures were $15,385,000 for the six months ended March 31, 1998, as compared to $20,878,000 for the six months ended March 31, 1997. The decrease in gross research and product development expenditures for the three and six months ended March 31, 1998, as compared to the same periods in 1997, was due to the lack of expenses related to the MAPICS product line, and a decrease in spending on the PRISM product line. The decrease in gross research and development spending was partially offset by an increase in development costs for the Protean product line and costs incurred to integrate the Company's products with various third-party software products.

     No computer software development costs were capitalized during the three- and six-month periods ended March 31, 1998. Computer software costs capitalized during the three- and six-month periods ended March 31, 1997 totaled $2,644,000 and $5,199,000, respectively, representing 24.6% and 24.9% of gross research and development expenditures, respectively. Capitalization of Protean and Avantis.Pro development and translation costs ceased during the third fiscal quarter of 1997, as discussed above.

     As a result, product development expenses were $7,901,000 and $15,385,000 for the three- and six-month periods ended March 31, 1998, respectively, representing 25.4% and 26.0% of total revenues, respectively. For the three- and six-month periods ended March 31, 1997, product development expenses were $8,115,000 and $15,679,000, respectively, representing 18.5% and 17.5% of total revenues, respectively. The increase in product development expenses as a percentage of revenues, as compared to the same periods in 1997, was primarily related to the continuing investment in the Company's Protean product lines and having no costs qualifying for capitalization. The percentage increase in product development expenses as a percentage of revenues was also attributable to the decrease in total revenues for the three- and six-month periods ended March 31, 1998, as compared to the same periods in 1997.

General and Administrative
--------------------------

     General and administrative expenses, which include the Company's finance, accounting and corporate administrative functions, decreased by $795,000 and $1,222,000 for the three- and six-month periods ended March 31, 1998, respectively, as compared to the same periods in 1997. The decrease was due to the absence of expenses related to the MAPICS business in the three and six months ended March 31, 1998.

Interest and Other Income
-------------------------

     Interest and other income increased $593,000 and $970,000 for the three- and six-month periods ended March 31, 1998, respectively, as compared to the same periods in 1997. This increase was primarily related to interest earned on significantly higher cash and short-term investment balances during the 1998 periods as compared to the 1997 periods, as well as gains resulting from beneficial changes in foreign currency rates.

Interest and Other Expense
--------------------------

     Interest and other expense decreased $958,000 and $1,835,000 for the three- and six-month periods ended March 31, 1998, respectively, as compared to the same periods in 1997. This decrease was due to the repayment of all of the Company's long-term debt during the fourth quarter of fiscal 1997.

Provision for Income Taxes
--------------------------

     The income tax expense for the three- and six-month periods ended March 31, 1998 was $500,000 and $1,100,000, respectively. The income tax expense for the three- and six-month periods ended March 31, 1997 was $1,000,000 and $2,001,000, respectively. The expense in each period was primarily due to foreign withholding taxes and income taxes on income generated in foreign jurisdictions, for which U.S. tax credit utilization is currently uncertain. There was no tax benefit recorded for losses generated in the U.S. during applicable periods due to the uncertainty of realizing such benefits.

Liquidity and Capital Resources
-------------------------------

     Prior to the Distribution, the Company funded its activities primarily from cash generated from operations, from borrowings and from equity financings. Since the time of the Distribution, the Company has funded its activities with the capital contribution from MAPICS, as described above.

     Current assets decreased $5,278,000 during the six-month period ended March 31, 1998, from $68,889,000 at September 30, 1997 to $63,611,000 at March 31,
1998. This decrease was primarily due to lower cash and short-term investment balances. The decrease in cash is attributable to cash used to fund operating losses and investments in fixed assets.

     Current liabilities decreased $2,001,000 during the six-month period, from $55,995,000 at September 30, 1997 to $53,994,000 at March 31, 1998. The decrease was primarily due to the decrease in deferred revenue, which was partially offset by an increase in accounts payable and accrued expenses. The decrease in deferred revenues was caused by several factors. The prepayment of certain license revenues in the fourth quarter of fiscal 1997 caused an increase in deferred revenues at September 30, 1997. These prepayments have since been partially recognized as revenue, resulting in a decrease in deferred revenues at March 31, 1998. This decrease in deferred revenues was partially offset by the timing of maintenance contract periods, many of which end with the calendar year. Maintenance contracts for PRISM, Protean and Avantis products typically run from January to December, with the billing occurring in January. The revenues from these maintenance contracts are deferred and recognized ratably over the contract period, resulting in higher deferred revenue balances at March 31, 1998 than at September 30, 1997. The increase in accounts payable is the result of the timing of cash disbursements at the end of each period, resulting in additional payments at the end of September as compared to at the end of March. The increase in accrued expenses was primarily caused by increased commissions incurred at the end of the quarter related to increased license revenues. As a result of the decrease in current assets and a smaller decrease in current liabilities, the Company's working capital surplus decreased by $3,277,000, from $12,894,000 at September 30, 1997 to $9,617,000 at March 31,
1998.

     During the six-month period ended March 31, 1998, operating activities used approximately $3,318,000 of cash. The use of cash from operating activities included a decrease in deferred revenues of $3,480,000, a majority of which resulted from a decrease in advance payments received for license contracts from September 30, 1997 to March 31, 1998. During the same period, investing activities provided $3,973,000 from the sale of short-term investments, and used approximately $2,226,000 of cash for the purchase of fixed assets. Financing activities during the same period provided $473,000 of cash primarily from proceeds received from the sale of stock to employees, partially offset by payments made on capitalized leases.

     In fiscal years 1997 and 1996, the Company recorded restructuring and other charges of $19,175,000 and $10,600,000 respectively. At March 31, 1998, a balance of $2,744,000 associated with these charges remained in accrued expenses and is expected to result in cash expenditures. Management believes the remaining balance is adequate to cover future expenditures associated with these restructuring charges and expects that the restructuring actions will be complete by the end of fiscal 1998.

     There can be no assurance that the Company will be profitable in the future or that operating profitability, if achieved, will be sustained. In order to support the anticipated growth of its business, the Company expects to keep investing in its marketing, sales and product development activities. The Company's expenses for these and other activities are based on expectations regarding future revenues and are fixed to a large extent in the short-term. The Company may be unable to adjust its spending in a timely manner to compensate for any unexpected revenue shortfalls.

     The Company has used cash during fiscal years 1998, 1997 and 1996 to fund strategic investments, in particular substantial expenditures for marketing and selling activities and for new product development, and operating losses. For the first half of fiscal 1998 and for fiscal years 1997 and 1996 (which included development expenditures related to the MAPICS product line), the Company's gross product development expenditures were $15,385,000, $41,864,000, and $39,913,000, respectively. During the remainder of fiscal year 1998, the Company intends to continue to make investments in selling and marketing activities and product development. The Company's objective is to fund these investments primarily with cash from improved operations and existing cash resources. The Company's timely ability to generate cash from operations depends upon, among other things, revenue growth, completion and market acceptance of new products, success in enhancing and selling its current AS/400-based families of products, improvements in operating productivity, and payment terms and collection of accounts receivable.

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

Selected Pro Forma Results of Operations
----------------------------------------

     The following discussion and analysis relates to Marcam Solutions on a pro forma basis, giving effect to the Distribution. The unaudited pro forma financial information for the three- and six-month periods ended March 31, 1997 is presented as if Marcam Solutions had been operated as a separate entity, principally by deducting the operating results of MAPICS from the historical consolidated operating results of Marcam Corporation. The pro forma data is for informational purposes only and may not necessarily reflect future results of operations or what the actual results of operations would have been had Marcam Solutions been operated as a separate entity.

Revenues
--------

     Total revenues increased 34.9% to $31,049,000 for the three-month period ended March 31, 1998, as compared to $23,018,000 for the three-month period ended March 31, 1997. Total revenues increased 30.3% to $59,157,000 for the six-month period ended March 31, 1998, as compared to $45,386,000 for the same period in 1997. License revenues increased 109.5% to $14,171,000 for the three-month period ended March 31, 1998, as compared to $6,764,000 for the three-month period ended March 31, 1997. License revenues increased 101.0% to $25,645,000 for the six-month period ended March 31, 1998, as compared to $12,756,000 for the same period in 1997. The increase in license revenues for the three- and six-month periods ended March 31, 1998 as compared to the same periods in 1997, was primarily due to significantly increased license revenue from the Protean product line, and to a lesser extent, increases in revenue from the PRISM and Avantis product lines. The three-month period ended March 31, 1998 was the first quarter in which license revenues from the Company's Protean products exceeded revenues derived from it AS/400-based products.

     Services revenues increased 3.8% to $16,878,000 for the three-month period ended March 31, 1998, as compared to $16,254,000 for the three-month period ended March 31, 1997. Service revenues for the six-month period ended March 31, 1998 increased 2.7% to $33,512,000 in 1998, as compared to $32,630,000 for the same period in 1997. Customer support revenues and implementation consulting and customization revenues for the three- and six-month periods ended March 31, 1998 were nearly consistent with revenues during the same period in 1997.

Cost of License Revenues
------------------------

     Cost of license revenues represented 6.4% and 7.9% of license revenues for the three- and six-month periods ended March 31, 1998, respectively, as compared to 35.9% and 35.6% for the same periods in 1997, respectively. The decrease in cost of license revenues as a percentage of license revenues for the three- and six-month periods ended March 31, 1998, as compared to the same periods in 1997, was due to decreased amortization of capitalized software translation costs and decreased amortization of capitalized software development costs related to the Protean products. In the third quarter of fiscal 1997, capitalized software assets related to the Protean and Avantis.Pro product lines were written-off as a result of an assessment of net realizable value. Management expects amortization costs for the remainder of fiscal 1998 will be lower than in comparable prior periods. In addition, the royalty rates associated with third-party software decreased as a percent of license revenue, due to an increase in the proportion of Protean license revenues to the overall license revenues.

Cost of Services Revenues
-------------------------

     Cost of services revenues represented 69.1% and 69.9% of services revenues for the three- and six-month periods ended March 31, 1998, respectively, as compared to 68.2% and 69.0% for the same periods in 1997, respectively. This minor deterioration was primarily related to increased investments in the Company's service delivery capabilities, primarily related to Protean.

Selling and Marketing
---------------------

     Selling and marketing expenses decreased $1,327,000, or 12.5%, for the three-month period ended March 31, 1998, as compared to the same period in 1997. These expenses decreased $1,462,000, or 7.2%, for the six months ended March 31, 1998, as compared to the same period in 1997. The decrease was primarily related to the cost controls discussed above, which were partially offset by increased sales commissions related to increased revenues during the periods.

Product Development
-------------------

     Gross research and product development expenditures for the three-month period ended March 31, 1998 were $7,901,000, as compared to $7,089,000 for the same period in 1997. These expenditures were $15,385,000 for the six months ended March 31, 1998, as compared to $13,522,000 for the six months ended March 31, 1997. The increase in gross research and product development expenditures for the three and six months ended March 31, 1998, as compared to the same periods in 1997, is primarily due to increased development costs for the Protean product line and costs incurred to integrate the Company's products with various third-party software products.

     No computer software development costs were capitalized for the three- and six-month periods ended March 31, 1998. Computer software costs capitalized during the three- and six-month periods ended March 31, 1997 were $1,455,000 and $2,812,000, respectively, representing 20.5% and 20.8% of gross research and development expenditures, respectively. Capitalization of Protean and Avantis.Pro development and translation costs ceased during the third fiscal quarter of 1997.

     As a result, product development expenses were $7,901,000 and $15,385,000 for the three- and six-month periods ended March 31, 1998, respectively, representing 25.4% and 26.0% of total revenues, respectively. For the three- and six-month periods ended March 31, 1997, product development expenses were $5,634,000 and $10,710,000, representing 24.5% and 23.6% of total revenues, respectively. The increase in product development expenses as a percentage of revenues, as compared to the same periods in 1997, was primarily related to the continuing investment in the Company's Protean product line, as well as the discontinuance of capitalization of Protean and Avantis.Pro development and translation costs (as described above) during the third fiscal quarter of 1997.

General and Administrative
--------------------------

     General and administrative expenses, which include the Company's finance, accounting and corporate administrative functions, decreased by $48,000 for the three-month period ended March 31, 1998, as compared to the same period in 1997, and increased $218,000 for the six-month period ended March 31, 1998, as compared to the same period in 1997. The decrease in the three month period ended March 31, 1998 was primarily related to head count reductions compared to the three-month period ended March 31, 1997. The increase during the six-month period ended March 31, 1998 was related to the fact that certain general and administrative functions were previously shared between the Company and MAPICS. As a result, a portion of these costs were previously allocated to MAPICS. Upon the Distribution, the Company had to maintain most of these previously shared functions and no longer realized the economies of scale that resulted from being able to share the functions.

Other Income (Expense), net
---------------------------

     The net income of other income and other (expense) increased from a net expense of $720,000 for the three months ended March 31, 1997, to a net income of $831,000 for the three months ended March 31, 1998. The net income of other income and other (expense) also increased from a net expense of $1,420,000 for the six months ended March 31, 1997, to a net income of $1,385,000 for the six months ended March 31, 1998. These increases were primarily related to interest earned on significantly higher cash and short-term investment balances during the 1998 period as compared to the 1997 period, as well as lower interest expense as the result of the repayment of all of the Company's long-term debt during the fourth quarter of fiscal 1997, and to a lesser extent, from gains resulting from beneficial changes in foreign currency rates.

Provision for Income Taxes
--------------------------

     The income tax expense for the three- and six-month periods ended March 31, 1998 was $500,000 and $1,100,000, respectively. The income tax expense for the three- and six-month periods ended March 31, 1997 was $832,000 and $1,712,000, respectively. The expense in each period was primarily due to foreign withholding taxes and income taxes on income generated in foreign jurisdictions, for which U.S. tax credit utilization is currently uncertain. There was no tax benefit recorded for losses generated in the U.S. during these periods due to the uncertainty of realizing such benefits.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Annual Meeting of Stockholders was held on February 25, 1998. Present in person or by proxy were 6,724,373 shares out of the 7,499,043 shares of the Common Stock issued and outstanding as of the close of business on the record date. At such meeting, William O. Grabe and Joseph M. Henson were elected as Class I directors to the Board of Directors to each serve a three-year term. The voting for Mr. Grabe was 6,664,163 shares in favor of his election, and 60,210 abstentions. The voting for Mr. Henson was 6,664,508 shares in favor of his election, and 59,865 abstentions. John Campbell and Paul A. Margolis are Class II Directors whose term will expire in 1999, and Jonathan C. Crane, Michael J. Quinlan and Franchon M. Smithson are Class III Directors whose term will expire in 2000.

     The proposal to amend the 1997 Stock Plan to increase the number of shares of Common Stock which may be issued pursuant to the Plan from 2,500,000 to 2,750,000 was ratified by the stockholders. The vote was 6,189,857 shares voting in favor of amending the Plan with 508,979 shares voting against amending the Plan and 25,537 abstentions.

     The selection of Coopers & Lybrand L.L.P. by the Board of Directors as the Company's auditors for the fiscal year ending September 30, 1998 was ratified by the stockholders. The vote was 6,716,720 shares in favor of their selection and 2,389 shares voting against their selection and 5,264 abstentions.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

27      Financial Data Schedule

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                             MARCAM SOLUTIONS, INC.



May 15, 1998                                 /s/ Denis E. Liptak
------------                                 ---------------------
Date                                         Denis E. Liptak

                                             Chief Financial Officer
                                             (Principal Financial and Accounting
                                             Officer)

EXHIBIT INDEX
-------------

Exhibit
Number                Description
-------               -----------
27                    Financial Data Schedule