Form 10-Q
period 1998-06-30
MARCAM SOLUTIONS INC
filed 1998-08-13
CIK 1040622

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

(Mark one):

 X Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange --- Act of 1934

                       For the quarter ended June 30, 1998

                                       or

    Transition report pursuant to Section 13 or 15(d) of the Securities Exchange --- Act of 1934

For the transition period from __________ to __________.

                        Commission File Number 000-22841

                             MARCAM SOLUTIONS, INC.
                             ----------------------
             (Exact name of registrant as specified in its charter)

Delaware                                                 04-3371621
--------                                                 ----------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

95 Wells Avenue
---------------
Newton, Massachusetts                                                   02159
---------------------                                                 (Zip code)
(Address of principal executive offices)

Registrant's telephone number, including area code:           (617) 965-0220
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

The number of shares outstanding of the registrant's Common Stock, $.01 Par Value, as of August 11, 1998, was 7,678,986 shares.

                             MARCAM SOLUTIONS, INC.

                               INDEX TO FORM 10-Q


PART I.  FINANCIAL INFORMATION

         Item 1. Financial Statements

                 Consolidated Balance Sheets (unaudited) at June 30, 1998 and
                     September 30, 1997

                 Consolidated Statements of Operations (unaudited) for
                     the three and nine months ended June 30, 1998 and
                     1997

                 Consolidated Statements of Cash Flows (unaudited) for
                     the nine months ended June 30, 1998 and 1997

                 Notes to Consolidated Financial Statements

         Item 2. Management's Discussion and Analysis of Financial Condition and
                     Results of Operations

PART II. OTHER INFORMATION

         Item 1. Legal Proceedings

         Item 5. Other Information

         Item 6. Exhibits and Reports on Form 8-K

         Signatures

PART I.

ITEM 1. FINANCIAL STATEMENTS

                             MARCAM SOLUTIONS, INC.
                           Consolidated Balance Sheets
                      (In thousands, except per share data)
                                   (Unaudited)

                                                                                      June 30,      September 30,
                                                                                        1998            1997
                                                                                     ----------       ---------
Assets
Current assets:
   Cash and cash equivalents                                                         $   24,359       $  26,474
   Short-term investments                                                                 8,018          11,503
   Accounts receivable, net of allowances of $2,231 at June 30, 1998
      and $2,037 at September 30, 1997                                                   25,591          24,273
   Prepaid expenses and other current assets                                              6,665           6,639
                                                                                     ----------       ---------
          Total current assets                                                           64,633          68,889
                                                                                     ----------       ---------
Property and equipment, net                                                               6,227           6,224
Computer software costs, net                                                              1,281           2,475
Other assets                                                                                220             281
                                                                                     ----------       ---------

          Total assets                                                               $   72,361       $  77,869
                                                                                     ==========       =========

Liabilities and Stockholders' Equity
Current liabilities:
   Accounts payable                                                                  $    6,794       $   4,142
   Accrued expenses and other current liabilities                                        28,589          29,457
   Deferred revenue                                                                      18,165          22,396
                                                                                     ----------       ---------
          Total current liabilities                                                      53,548          55,995
                                                                                     ----------       ---------
Long-term debt                                                                              248             318
Deferred income taxes                                                                        48             694
                                                                                     ----------       ---------
          Total liabilities                                                              53,844          57,007
                                                                                     ----------       ---------

Commitments and contingencies
Stockholders' equity:
  Preferred stock, $.01 par value; 5,000 shares authorized                                   --              --
  Common stock, $.01 par value; 30,000 shares authorized; 7,657 and 7,457  shares
      issued and outstanding at June 30, 1998 and September 30, 1997                         77              75
  Additional paid-in capital                                                            144,139         142,766
  Accumulated deficit                                                                  (124,382)       (121,072)
  Cumulative translation adjustment                                                      (1,317)           (907)
                                                                                     ----------       ---------
      Total stockholders' equity                                                         18,517          20,862
                                                                                     ----------       ---------

      Total liabilities and stockholders' equity                                     $   72,361       $  77,869
                                                                                     ==========       =========

          See accompanying Notes to Consolidated Financial Statements.

                             MARCAM SOLUTIONS, INC.
                      Consolidated Statements of Operations
                      (In thousands, except per share data)
                                   (Unaudited)

                                                        Three Months Ended        Nine Months Ended
                                                             June 30,                 June 30,
                                                        1998         1997        1998         1997
                                                      -------      --------     -------     --------
     Revenues:
        License                                       $13,493      $ 17,698     $39,138     $ 55,782
        Services                                       17,460        26,344      50,972       77,811
                                                      -------      --------     -------     --------
           Total revenues                              30,953        44,042      90,110      133,593
                                                      -------      --------     -------     --------

     Operating expenses:
        Cost of license revenues                        1,044         3,967       3,061       12,643
        Cost of services revenues                      12,159        14,695      35,580       43,813
        Selling and marketing                          10,095        18,828      28,943       55,585
        Product development                             8,340         9,637      23,725       25,316
        General and administrative                      1,604         3,197       4,698        7,513
        Restructuring and other charges                (1,896)       18,535      (1,896)      18,535
                                                      -------      --------     -------     --------
           Total operating expenses                    31,346        68,859      94,111      163,405
                                                      -------      --------     -------     --------

     Operating loss                                      (393)      (24,817)     (4,001)     (29,812)

     Interest and other income                            596            79       2,181          694
     Interest and other expense                          (190)       (1,238)       (390)      (3,273)
                                                      -------      --------     -------     --------

     Income (loss) before income tax expense               13       (25,976)     (2,210)     (32,391)

     Income tax expense                                    --        (1,001)     (1,100)      (3,002)
                                                      -------      --------     -------     --------

     Net income (loss)                                $    13      $(26,977)    $(3,310)    $(35,393)
                                                      =======      ========     ========    ========

     Basic and diluted net income (loss) per share    $  0.00      $  (4.70)    $ (0.44)    $  (6.18)
                                                      =======      ========     ========    ========

     Weighted average number of basic
        shares outstanding                              7,598         5,749       7,536        5,736

     Weighted average number of diluted
        shares outstanding                              8,678         5,749       7,536        5,736

          See accompanying Notes to Consolidated Financial Statements.

                             MARCAM SOLUTIONS, INC.
                      Consolidated Statements of Cash Flows
                                 (In thousands)
                                   (Unaudited)

                                                                                       Nine Months Ended
                                                                                            June 30,
                                                                                      1998           1997
                                                                                     -------       --------
Cash flows from operating activities:
   Net loss                                                                          $(3,310)      $(35,393)
   Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
     Depreciation and amortization                                                     4,038         13,313
     Write-off of computer software costs                                                 --         11,125
     Provision for (reversal of) restructuring charge, non-cash portion               (1,896)           280
     Non-cash compensation                                                                --            313
     Provision for bad debts                                                           1,152          2,036
     Deferred income taxes                                                               (23)            69
     Changes in operating assets and liabilities:
       Accounts receivable                                                            (2,698)         2,110
       Prepaid expenses and other assets                                                  87         (1,949)
       Accounts payable                                                                2,763         (2,873)
       Accrued expenses and other current liabilities                                    333          4,504
       Deferred revenue                                                               (3,974)         4,565
                                                                                     -------       --------
         Net cash used for operating activities                                       (3,528)        (1,900)
                                                                                     -------       --------

Cash flows from investing activities:
   Purchases of property and equipment                                                (2,970)        (3,285)
   Additions to computer software costs                                                   --         (7,138)
   Purchases of short-term investments                                                  (488)            --
   Proceeds from sale of short-term investments                                        3,973             --
                                                                                     -------       --------

         Net cash provided by (used for) investing activities                            515        (10,423)
                                                                                     -------       --------

Cash flows from financing activities:
   Principal payments on capital lease obligations                                       (88)          (318)
   Proceeds from stock option exercises                                                1,198            302
   Proceeds from common stock issued under Employee Stock Purchase Plan                  177            427
                                                                                     -------       --------
         Net cash provided by financing activities                                     1,287            411
                                                                                     -------       --------

Effect of exchange rate changes on cash and cash equivalents                            (389)           (92)
                                                                                     -------       --------

Net decrease in cash and cash equivalents                                             (2,115)       (12,004)

Cash and cash equivalents at beginning of period                                      26,474         21,817
                                                                                     -------       --------

Cash and cash equivalents at end of period                                           $24,359       $  9,813
                                                                                     =======       ========

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

(2) Interim Financial Statements
    ----------------------------

     The accompanying unaudited consolidated financial statements of Marcam Solutions in this Form 10-Q have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission"). As permitted by the rules of the Commission applicable to quarterly reports on Form 10-Q, these notes are condensed and do not contain all disclosures required by generally accepted accounting principles. In the opinion of management, these financial statements contain all adjustments (consisting of only normal, recurring adjustments) necessary to present fairly the Company's financial position, results of operations and cash flows as of the dates and for the periods indicated. While management believes the disclosures presented are adequate to make these financial statements not misleading, these financial statements should be read in conjunction with Marcam Solutions' audited financial statements and related notes included in the Marcam Solutions Annual Report on Form 10-K for the fiscal year ended September 30, 1997.

     The results of operations for the three and nine months ended June 30, 1998 are not necessarily indicative of the results to be expected for the full year.

                             Marcam Solutions, Inc.
                   Notes to Consolidated Financial Statements
                                   (unaudited)

(3) Restructuring and Other Charges
    -------------------------------

1998 Charge Reversal

     During the third quarter of fiscal 1998, as a result of the substantial completion of the planned restructuring actions and management's assessment of additional payments required, the Company reversed $1,896,000 of restructuring and other charges accrued in previous periods. This amount is the result of cost savings achieved by the Company as compared to the amounts forecast at the time of the restructurings. Savings from the original forecast were a result of lower than expected severance payments to employees, lower than expected expenses associated with the termination of leases, and the sale of fixed assets associated with the closing of several facilities.

1997 Charges

     During the third quarter of fiscal 1997, Marcam Corporation's business and operating expense structure was reviewed to identify opportunities for cost reductions, and actions were initiated to reduce operating expenses. As a result of these actions, as well as an assessment of capitalized software costs and the costs associated with the Distribution, Marcam Corporation recorded restructuring and other charges totaling $18,535,000 in the quarter ended June 30, 1997. Of this amount, approximately $1,710,000 related principally to reductions in staffing throughout the business, except the Protean and Avantis development organizations; $1,500,000 related to the closure of certain European facilities, including associated write-offs of property and equipment and lease cancellation costs; and $1,100,000 related to other restructuring actions. An additional $11,125,000 of the 1997 charge related to write-offs of the capitalized software development costs related to the Protean and Avantis.Pro product lines. This write-off resulted from lower than expected revenue from these product lines during fiscal 1997 and the uncertainty at the time regarding market acceptance of, and significant generation of revenue from, these product lines in the near future. The charge also included costs of $3,200,000 associated with the spin-off of Marcam Solutions, Inc. in connection with the Distribution (see Note 1).

(4) Basic and Diluted Earnings per Share
    ------------------------------------

     The Company computes basic and diluted earnings per share ("EPS") in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share", which the Company adopted on October 1, 1997. Basic earnings per share is based upon the weighted average number of common shares outstanding during the period. Diluted earnings per share is based upon the weighted average number of common shares outstanding during the period plus additional weighted average common equivalent shares outstanding during the period. Common equivalent shares have been excluded from the computation of diluted loss per share for the three- and nine-month periods ended June 30, 1997 and the nine-month period ended June 30, 1998, respectively, as their effect would have been anti-dilutive. Common equivalent shares result from the assumed exercise of outstanding stock options and warrants, the proceeds of which are then assumed to have been used to repurchase outstanding common stock using the treasury stock method. The following table reconciles the numerator and denominator of the basic and diluted earnings per share computations shown on the Consolidated Statements of Operations:

                             Marcam Solutions, Inc.
                   Notes to Consolidated Financial Statements
                                   (unaudited)

                                                     For the three months ended         For the nine months ended
                                                              June 30,                           June 30,
                                                    ------------------------------    -------------------------------
                                                         1998             1997            1998             1997
                                                    -------------    -------------    -------------    --------------
                                                                 (In thousands, except per share data)
BASIC EPS
Numerator:
  Net income (loss)                                    $   13           $(26,977)        $(3,310)        $(35,393)
                                                       ------           --------         -------         --------

Denominator:
  Common shares outstanding                             7,598              5,749           7,536            5,736
                                                       ------           --------         -------         --------

Basic EPS                                              $ 0.00           $  (4.70)        $ (0.44)        $  (6.18)
                                                       ======           ========         =======         ========

DILUTED EPS
Numerator:
  Net income (loss)                                    $   13           $(26,977)        $(3,310)        $(35,393)
                                                       ------           --------         -------         --------

Denominator:
  Common shares outstanding                             7,598              5,749           7,536            5,736
  Incremental shares from assumed conversion of
     stock options and warrants                         1,080                 --              --               --
                                                       ------           --------         -------         --------

     Adjusted common shares outstanding                 8,678              5,749           7,536            5,736
                                                       ------           --------         -------         --------

Diluted EPS                                            $ 0.00           $  (4.70)        $ (0.44)        $  (6.18)
                                                       ======           ========         =======         ========


     Options and warrants to purchase 97,174, 130,828 and 556,813 shares of common stock outstanding during the three and nine months ended June 30, 1997 and the nine months ended June 30, 1998, respectively, and 1,625,000 common shares issuable upon the conversion of Marcam Corporation's preferred stock during the three and nine months ended June 30, 1997, were excluded from the calculation of diluted earnings per share because the effect of their inclusion would have been anti-dilutive. Options to purchase 3,977 shares of common stock during the three months ended June 30, 1998 were excluded from the calculation of diluted earnings per share because the exercise prices of those options exceeded the average market price of common stock for the period reported.

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

(5) Commitments and Contingencies
    -----------------------------

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

(6) Recently Enacted Accounting Standards
    -------------------------------------

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

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999 (October 1, 1999 for the Company). SFAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. Management anticipates that, due to the Company's limited use of derivative instruments, the adoption of FAS 133 will not have a significant effect on the Company's results of operations or its financial position.

                             Marcam Solutions, Inc.
                   Notes to Consolidated Financial Statements
                                   (unaudited)

(7) Selected Pro Forma Financial Information
    ----------------------------------------

     The following unaudited pro forma financial information for the three- and nine-month periods ended June 30, 1997 reflects how the disposition of the MAPICS business (see Note 1) might have affected the statement of operations if the disposition had occurred on October 1, 1996. The pro forma financial information is presented as if Marcam Solutions had been operated as a separate entity, principally by deducting the operating results of MAPICS from the historical consolidated operating results of Marcam Corporation. The pro forma data is for informational purposes only and may not necessarily reflect future results of operations or what the results of operations would have been had Marcam Solutions been operated as a separate entity. Actual results for the three- and nine-month periods ended June 30, 1998 have been presented for comparative purposes.

Pro Forma Results of Operations
(In thousands, except per share data)

                                                           Three Months Ended               Nine Months Ended
                                                                 June 30,                        June 30,
                                                          1998             1997            1998             1997
                                                      ------------     ------------    ------------    -------------
                                                         Actual          Pro Forma        Actual         Pro Forma
                                                      ------------     ------------    ------------    -------------
     Revenues:
        License                                         $13,493          $  5,521         $39,138        $ 18,277
        Services                                         17,460            16,524          50,972          49,154
                                                        -------          --------         -------        --------
           Total revenues                                30,953            22,045          90,110          67,431
                                                        -------          --------         -------        --------

     Operating expenses:
        Cost of license revenues                          1,044             1,734           3,061           6,281
        Cost of services revenues                        12,159            11,119          35,580          33,629
        Selling and marketing                            10,095            10,617          28,943          30,927
        Product development                               8,340             7,102          23,725          17,812
        General and administrative                        1,604             2,616           4,698           5,492
        Restructuring and other charges                  (1,896)           18,535          (1,896)         18,535
                                                        -------          --------         -------        --------
           Total operating expenses                      31,346            51,723          94,111         112,676
                                                        -------          --------         -------        --------

     Operating loss                                        (393)          (29,678)         (4,001)        (45,245)

     Other income (expense), net                            406            (1,159)          1,791          (2,579)
                                                        -------          --------         -------        --------

     Income (loss) before income tax expense                 13           (30,837)         (2,210)        (47,824)
     Income tax expense                                      --              (861)         (1,100)         (2,573)
                                                        -------          --------         -------        --------

     Net income (loss)                                  $    13          $(31,698)        $(3,310)       $(50,397)
                                                        =======          ========         =======        ========

     Basic and diluted net income (loss) per share      $  0.00          $  (4.30)        $ (0.44)       $  (6.85)
                                                        =======          ========         =======        ========

     Weighted average number of basic
        shares outstanding                                7,598             7,374           7,536           7,361

     Weighted average number of diluted
        shares outstanding                                8,678             7,374           7,536           7,361

Historical weighted average shares outstanding and loss per share have been restated for the Distribution, which has been presented, in part for accounting purposes, as a 2-for-1 reverse stock split occurring on July 29, 1997 (see Note
4).

PART I.

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

     Marcam Solutions develops, globally markets, implements and supports enterprise resource planning software components designed for process plant operations. The Company's mission is to provide process manufacturing companies with specialized, agile, business solutions that enable them to continuously improve their plant operations while realizing low total cost of ownership and faster time to returns on investment. The Company's products offer comprehensive business planning and management solutions to customers' production, logistics, asset management and financial requirements.

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

     Marcam Solutions also derives revenues from the sale of customer support and consulting services. Customer support is offered to license customers generally based on agreements that are billed annually, with revenues recognized on a ratable basis during the contract period. Consulting services include assisting with customer implementation of licensed software, providing custom programming and system integration services, and providing educational material and instruction in the use of licensed software.

     Management continues to assess the expected future payments required as a result of restructuring and other charges. During the third quarter of fiscal 1998, as a result of the substantial completion of the planned restructuring actions and management's assessment of future payments required, the Company reversed $1,896,000 of restructuring and other charges accrued in previous periods. This amount is the result of cost savings achieved in relation to the amounts forecast at the time of the restructurings. Savings from the original forecast were a result of lower than expected severance payments to employees, lower than expected expenses associated with the termination of leases, and the sale of fixed assets associated with several facilities that were closed.

     For the past three months, the Company has increased its investment in its distribution channel, as evidenced by increased selling and marketing expenses. Management believes that such expenditures, primarily related to expanding the direct sales capacity, are critical to future revenue growth. In addition, the Company continues to undertake a number of actions designed to increase revenues, including introducing enhanced versions of its Protean (including the June 1998 release of Protean version 3.0) and Avantis.Pro products designed to make them more competitive. The Company continues to invest not only in the translation of its software into additional foreign languages, but also in the integration of its products with a number of third-party software packages. Management expects this investment will result in additional markets for the Company's products. Management believes continued increases in license revenues are required to offset the costs of growing the distribution channel and funding development, translation and integration activities related to the Protean product line. There can be no assurances these actions will result in increased revenues or, when combined with cost control measures, will result in operating profitability or positive cash flows from operations. Failure to achieve operating profitability or to generate positive cash flows from operations would materially and adversely affect Marcam Solutions' financial condition.

Results of Operations
---------------------

     Except for the information provided under the caption "Selected Pro Forma Results of Operations" which gives effect to the Distribution, the following discussion and analysis includes historical results relating to the MAPICS business for the three and nine months ended June 30, 1997. Only the selected pro forma information reflects Marcam Solutions as if it had been operated as a separate entity during those periods.

Revenues
--------

     Total revenues decreased 29.7% to $30,953,000 for the three-month period ended June 30, 1998, as compared to $44,042,000 for the three-month period ended June 30, 1997. For the nine-month period ended June 30, 1998, total revenues decreased 32.5% to $90,110,000, as compared to $133,593,000 in the same period of 1997.

     License revenues decreased 23.8% to $13,493,000 for the three-month period ended June 30, 1998, as compared to $17,698,000 for the three-month period ended June 30, 1997. For the nine-month period ended June 30, 1998, license revenues decreased 29.8%, to $39,138,000, as compared to $55,782,000 for the same period in 1997. These decreases in license revenues for the three- and nine-month periods ended June 30, 1998, as compared to the same periods in 1997, were primarily due to the absence of MAPICS license revenues for the three and nine months ended June 30, 1998, as compared to $12,177,000 and $37,505,000 in MAPICS license revenues for the three and nine months ended June 30, 1997, respectively. These decreases were partially offset by increased license revenues from the Protean product line, and to a lesser extent, increases in revenue from the PRISM and Avantis products.

     Services revenues decreased 33.7% to $17,460,000 for the three-month period ended June 30, 1998, as compared to $26,344,000 for the three-month period ended June 30, 1997. Service revenues for the nine-month period ended June 30, 1998 decreased 34.5% to $50,972,000 in 1998, as compared to $77,811,000 for the same period in 1997. Service revenues include two distinct components: customer support, including annual software maintenance and support, and consulting, which includes customization, implementation and integration of Marcam Solutions products to meet customer requirements. These decreases in services revenues were primarily due to the lack of MAPICS service revenues for the three and nine months ended June 30, 1998, as compared to MAPICS service revenues of $9,820,000 and $28,657,000 for the three and nine months ended June 30, 1997, respectively. Total customer support revenues and consulting revenues for all non-MAPICS product lines for the three and nine months ended June 30, 1998 were slightly higher than such revenues during the same period in 1997.

Cost of License Revenues
------------------------

     Cost of license revenues represented 7.7% and 7.8% of license revenues for the three- and nine-month periods ended June 30, 1998, respectively, as compared to 22.4% and 22.7% for the same periods in 1997, respectively. These decreases in cost of license revenues as a percentage of license revenues for the three- and nine-month periods ended June 30, 1998, as compared to the same periods in 1997, were primarily due to decreased amortization of capitalized software translation costs and decreased amortization of capitalized software development costs related to the MAPICS and Protean products. In the third quarter of fiscal 1997, capitalized software assets related to the Protean and Avantis.Pro product lines were written-off as a result of an assessment of net realizable value. Management expects amortization costs for the remainder of fiscal 1998 to be lower than in comparable prior periods. In addition to the decrease in amortization costs, a portion of the percentage decreases in cost of license revenues were attributable to a decrease in product royalties as a result of the absence of MAPICS revenues following the Distribution.

Cost of Services Revenues
-------------------------

     Cost of services revenues represented 69.6% and 69.8% of services revenues for the three- and nine-month periods ended June 30, 1998, respectively, as compared to 55.8% and 56.3% for the same periods in 1997, respectively. These increases in cost of services revenues as a percentage of services revenues for the three- and nine- month periods ended June 30, 1998, as compared to the same period in 1997, were the result of a decrease in the proportion of support revenues as a percentage of total services revenues, primarily a result of the absence of MAPICS service revenues, as support revenues typically provide better margins than the Company's other services.

Selling and Marketing
---------------------

     Selling and marketing expenses decreased $8,733,000, or 46.4%, for the three-month period ended June 30, 1998, as compared to the same period in 1997. These expenses decreased $26,642,000, or 47.9%, for the nine-month period ended June 30, 1998, as compared to the same period in 1997. These decreases were primarily related to the lack of MAPICS related expenses in the three and nine months ended June 30, 1998, and to a lesser extent, from a reduction in headcount in both the marketing and sales staff as part of the 1997 restructuring.


Product Development
-------------------

     Gross research and product development expenditures for the three-month period ended June 30, 1998 were $8,340,000 as compared to $11,576,000 for the same period in 1997. These expenditures were $23,725,000 for the nine months ended June 30, 1998, as compared to $32,454,000 for the nine months ended June 30, 1997. These decreases in gross research and product development expenditures for the three and nine months ended June 30, 1998, as compared to the same periods in 1997, were due to the lack of expenses related to the MAPICS product line, and a decrease in spending on the PRISM product line. These decreases in gross research and development spending were partially offset by an increase in development costs for the Protean product line and costs incurred to integrate the Company's products with various third-party software products.

     No computer software development costs were capitalized during the three- and nine-month periods ended June 30, 1998. Computer software costs capitalized during the three- and nine-month periods ended June 30, 1997 totaled $1,939,000 and $7,138,000, respectively, representing 16.8% and 22.0% of gross research and development expenditures, respectively. Capitalization of Protean and Avantis.Pro development and translation costs ceased during the third fiscal quarter of 1997, as discussed above.

     As a result, product development expenses were $8,340,000 and $23,725,000 for the three- and nine-month periods ended June 30, 1998, respectively, representing 26.9% and 26.3% of total revenues, respectively. For the three- and nine-month periods ended June 30, 1997, product development expenses were $9,637,000 and $25,316,000, respectively, representing 21.9% and 19.0% of total revenues, respectively. These increases in product development expenses as a percentage of revenues, as compared to the same periods in 1997, were primarily related to the continuing investment in the Company's Protean product lines and having no costs qualifying for capitalization. These percentage increases in product development expenses as a percentage of revenues were also attributable to the decrease in total revenues for the three- and nine-month periods ended June 30, 1998, as compared to the same periods in 1997.

General and Administrative
--------------------------

     General and administrative expenses, which include the Company's finance, accounting and corporate administrative functions, decreased by $1,593,000 and $2,815,000 for the three- and nine-month periods ended June 30, 1998, respectively, as compared to the same periods in 1997. These decreases were due to the absence of expenses related to the MAPICS business in the three and nine months ended June 30, 1998, and to a lesser extent, due to decreases in non-income taxes, employee compensation charges related to the separation from the MAPICS business, and consulting fees incurred to review and recommend efficiencies in business processes.

Restructuring and Other Charges
-------------------------------

     During the third quarter of fiscal 1998, the Company recorded income of $1,896,000 resulting from the reversal of restructuring and other charges that had been accrued in previous periods (see "Overview").

     During the third quarter of fiscal 1997, Marcam Corporation's business and operating expense structure was reviewed to identify opportunities for cost reductions, and actions were initiated to reduce operating expenses. As a result of these actions, as well as an assessment of capitalized software costs and the costs associated with the Distribution, Marcam Corporation recorded restructuring and other charges totaling $18,535,000 in the quarter ended June 30, 1997. Of this amount, approximately $1,710,000 related principally to reductions in staffing throughout the business, except the Protean and Avantis development organizations; $1,500,000 related to the closure of certain European facilities, including associated write-offs of property and equipment and lease cancellation costs; and $1,100,000 related to other restructuring actions. An additional $11,125,000 of the 1997 charge related to write-offs of the capitalized software development costs related to the Protean and Avantis.Pro product lines. This write-off resulted from lower than expected revenue from these product lines during fiscal 1997 and the uncertainty at the time regarding market acceptance of, and significant generation of revenue from, these product lines in the near future. The charge also included costs of $3,200,000 associated with the spin-off of Marcam Solutions in connection with the Distribution.

Interest and Other Income
-------------------------

     Interest and other income increased $517,000 and $1,487,000 for the three- and nine-month periods ended June 30, 1998, respectively, as compared to the same periods in 1997. These increases were primarily related to interest earned on significantly higher cash and short-term investment balances during the 1998 periods as compared to the 1997 periods. In addition, a portion of the of the increase during the nine-month period in 1998 is related to gains resulting from favorable changes in foreign currency rates.

Interest and Other Expense
--------------------------

     Interest and other expense decreased $1,048,000 and $2,883,000 for the three- and nine-month periods ended June 30, 1998, respectively, as compared to the same periods in 1997. These decreases were due to the repayment of all of Marcam Corporation's long-term debt during the fourth quarter of fiscal 1997. The decrease in the three-month period in 1998 was offset somewhat by losses resulting from unfavorable changes in foreign currency rates.

Provision for Income Taxes
--------------------------

     The income tax expense for the nine-month period ended June 30, 1998 was $1,100,000. The income tax expense for the three- and nine-month periods ended June 30, 1997 was $1,001,000 and $3,002,000, respectively. The expense in each period was primarily due to foreign withholding taxes and income taxes on income generated in foreign jurisdictions, for which U.S. tax credit utilization is currently uncertain. There was no tax benefit recorded for losses generated in the U.S. during applicable periods due to the uncertainty of realizing such benefits. No income tax expense was recorded for the three months ended June 30, 1998. Based on a reforecast of operating results of the Company's foreign subsidiaries, management believes that the foreign withholding and income taxes previously recorded in fiscal 1998 are sufficient.

Liquidity and Capital Resources
-------------------------------

     Prior to the Distribution, the Company funded its activities primarily from cash generated from operations, from borrowings and from equity financings. Since the time of the Distribution, the Company has funded its activities with the capital contribution from MAPICS, as described above.

     Current assets decreased $4,256,000 during the nine-month period ended June 30, 1998, from $68,889,000 at September 30, 1997 to $64,633,000 at June 30,
1998. This decrease was primarily due to lower cash and short-term investment balances. The decrease in cash and short-term investments was primarily attributable to cash used to fund operating losses and investments in fixed assets.

     Current liabilities decreased $2,447,000 during the nine-month period, from $55,995,000 at September 30, 1997 to $53,548,000 at June 30, 1998. The decrease was primarily due to decreases in deferred revenue and accrued expenses, and was partially offset by an increase in accounts payable. The decrease in deferred revenues was caused by several factors. The prepayment of certain license revenues in the fourth quarter of fiscal 1997 caused an increase in deferred revenues at September 30, 1997. These prepayments have since been partially recognized as revenue, resulting in a decrease in deferred revenues at June 30, 1998. This decrease in deferred revenues was partially offset by the timing of maintenance contract periods, many of which end with the calendar year. Maintenance contracts for PRISM, Protean and Avantis products typically run from January to December, with the billing occurring in January. The revenues from these maintenance contracts are deferred and recognized ratably over the contract period, resulting in higher deferred revenue balances at June 30, 1998 than at September 30, 1997. The decrease in accrued expenses was primarily caused by decreases in the restructuring reserve due to payments made during the period, as well as the reversal of previously forecast amounts. The increase in accounts payable was the result of the timing of cash disbursements at the end of each period, resulting in additional payments at the end of September as compared to at the end of June. As a result of the decrease in current assets and a smaller decrease in current liabilities, the Company's working capital surplus decreased by $1,809,000, from $12,894,000 at September 30, 1997 to $11,085,000 at June 30, 1998.

     During the nine-month period ended June 30, 1998, operating activities used approximately $3,528,000 of cash. The use of cash from operating activities included a decrease in deferred revenues of $3,974,000, a majority of which resulted from a decrease in advance payments received for license contracts from September 30, 1997 to June 30, 1998. During the same period, investing activities provided $515,000 from the sale of short-term investments, and used approximately $2,970,000 of cash for the purchase of fixed assets. Financing activities during the same period provided $1,287,000 of cash primarily from proceeds received from the sale of stock to employees, partially offset by payments made on capitalized leases.

     In fiscal years 1997 and 1996, the Company recorded restructuring and other charges of $19,175,000 and $10,600,000, respectively. In fiscal year 1998, the Company recorded income of $1,896,000 related to the reversal of restructuring charges recorded in prior years. This reversal represents cost savings from original forecasts. At June 30, 1998, a balance of $683,000 associated with these charges remained in accrued expenses and is expected to result in cash expenditures. Management believes the remaining balance is adequate to cover future expenditures associated with these restructuring actions.

     There can be no assurance that the Company will be profitable in the future or that operating profitability, if achieved, will be sustained. In order to support the anticipated growth of its business, the Company expects to continue investing in its marketing, sales and product development activities. The Company's expenses for these and other activities are based on expectations regarding future revenues and are fixed to a large extent in the short-term. The Company may be unable to adjust its spending in a timely manner to compensate for any unexpected revenue shortfalls.

     The Company has used cash during fiscal years 1998, 1997 and 1996 to fund strategic investments, in particular substantial expenditures for marketing and selling activities and for new product development, and operating losses. For the first nine months of fiscal 1998 and for fiscal years 1997 and 1996 (which included development expenditures related to the MAPICS product line), the Company's gross product development expenditures were $23,725,000, $41,864,000, and $39,913,000, respectively. During the remainder of fiscal year 1998, the Company intends to continue to make investments in selling and marketing activities and product development. The Company's objective is to fund these investments primarily with cash from improved operations and existing cash resources. The Company's timely ability to generate cash from operations depends upon, among other things, revenue growth, completion and market acceptance of new products, success in enhancing and selling its current AS/400-based families of products, improvements in operating productivity, and payment terms and collection of accounts receivable.

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

Selected Pro Forma Results of Operations
----------------------------------------

     The following discussion and analysis relates to Marcam Solutions on a pro forma basis, giving effect to the Distribution. The unaudited pro forma financial information for the three- and nine-month periods ended June 30, 1997 is presented as if Marcam Solutions had been operated as a separate entity, principally by deducting the operating results of MAPICS from the historical consolidated operating results of Marcam Corporation. The pro forma data is for informational purposes only and may not necessarily reflect future results of operations or what the actual results of operations would have been had Marcam Solutions been operated as a separate entity.

Revenues
--------

     Total revenues increased 40.4% to $30,953,000 for the three-month period ended June 30, 1998, as compared to $22,045,000 for the three-month period ended June 30, 1997. Total revenues increased 33.6% to $90,110,000 for the nine-month period ended June 30, 1998, as compared to $67,431,000 for the same period in 1997.

     License revenues increased 144.4% to $13,493,000 for the three-month period ended June 30, 1998, as compared to $5,521,000 for the three-month period ended June 30, 1997. License revenues increased 114.1% to $39,138,000 for the nine-month period ended June 30, 1998, as compared to $18,277,000 for the same period in 1997. These increases in license revenues for the three- and nine-month periods ended June 30, 1998 as compared to the same periods in 1997, were primarily due to significantly increased license revenue from the Protean product line, and to a lesser extent, increases in revenue from the PRISM and Avantis products.

     Services revenues increased 5.7% to $17,460,000 for the three-month period ended June 30, 1998, as compared to $16,524,000 for the three-month period ended June 30, 1997. Service revenues for the nine-month period ended June 30, 1998 increased 3.7% to $50,972,000 in 1998, as compared to $49,154,000 for the same period in 1997. Customer support revenues and consulting revenues for the three- and nine-month periods ended June 30, 1998 were slightly higher than related revenues during the same period in 1997.

Cost of License Revenues
------------------------

     Cost of license revenues represented 7.7% and 7.8% of license revenues for the three- and nine-month periods ended June 30, 1998, respectively, as compared to 31.4% and 34.3% for the same periods in 1997, respectively. These decreases in cost of license revenues as a percentage of license revenues for the three- and nine-month periods ended June 30, 1998, as compared to the same periods in 1997, were due to decreased amortization of capitalized software translation costs and decreased amortization of capitalized software development costs related to the Protean products. In the third quarter of fiscal 1997, capitalized software assets related to the Protean and Avantis.Pro product lines were written-off as a result of an assessment of net realizable value. Management expects amortization costs for the remainder of fiscal 1998 will be lower than in comparable prior periods. In addition, the royalty rates associated with third-party software decreased as a percent of license revenue, due to an increase in the proportion of Protean license revenues to the overall license revenues.

Cost of Services Revenues
-------------------------

     Cost of services revenues represented 69.6% and 69.8% of services revenues for the three- and nine-month periods ended June 30, 1998, respectively, as compared to 67.3% and 68.4% for the same periods in 1997, respectively. This deterioration was primarily related to increased investments in the Company's service delivery capabilities, primarily related to the Protean product line.

Selling and Marketing
---------------------

     Selling and marketing expenses decreased $522,000, or 4.9%, for the three-month period ended June 30, 1998, as compared to the same period in 1997. These expenses decreased $1,984,000, or 6.4%, for the nine months ended June 30, 1998, as compared to the same period in 1997. These decreases were primarily related to the cost controls described above, including a reduction in headcount in both the marketing and sales staff as part of the 1997 restructuring.

Product Development
-------------------

     Gross research and product development expenditures for the three-month period ended June 30, 1998 were $8,340,000, as compared to $7,673,000 for the same period in 1997. These expenditures were $23,725,000 for the nine months ended June 30, 1998, as compared to $21,193,000 for the nine months ended June 30, 1997. These increases in gross research and product development expenditures for the three and nine months ended June 30, 1998, as compared to the same periods in 1997, were primarily due to increased development costs for the Protean product line and costs incurred to integrate the Company's products with various third-party software products.

     No computer software development costs were capitalized for the three- and nine-month periods ended June 30, 1998. Computer software costs capitalized during the three- and nine-month periods ended June 30, 1997 were $571,000 and $3,381,000, respectively, representing 7.4% and 16.0% of gross research and development expenditures, respectively. Capitalization of Protean and Avantis.Pro development and translation costs ceased during the third fiscal quarter of 1997.

     As a result, product development expenses were $8,340,000 and $23,725,000 for the three- and nine-month periods ended June 30, 1998, respectively, representing 26.9% and 26.3% of total revenues, respectively. For the three- and nine-month periods ended June 30, 1997, product development expenses were $7,102,000 and $17,812,000, representing 32.2% and 26.4% of total revenues, respectively. These decreases in product development expenses as a percentage of revenues, as compared to the same periods in 1997, were primarily related to the increase in revenues in each period in 1998, and were partially offset by the continuing investment in the Company's Protean product line, as well as the discontinuance of capitalization of Protean and Avantis.Pro development and translation costs (as described above) during the third fiscal quarter of 1997.

General and Administrative
--------------------------

     General and administrative expenses, which include the Company's finance, accounting and corporate administrative functions, decreased by $1,012,000 for the three-month period ended June 30, 1998, as compared to the same period in 1997, and decreased $794,000 for the nine-month period ended June 30, 1998, as compared to the same period in 1997. These decreases in the three- and nine-month periods ended June 30, 1998 were primarily related to headcount reductions as part of the 1997 restructuring. In addition, a portion of the decreases were due to decreases in non-income taxes, employee compensation charges related to the separation from the MAPICS business, and consulting fees incurred to review and recommend efficiencies in business processes.

Restructuring and Other Charges
-------------------------------

     During the third quarter of fiscal 1998, the Company recorded income of $1,896,000 resulting from the reversal of restructuring and other charges that had been accrued in previous periods (see "Overview").

     During the third quarter of fiscal 1997, Marcam Corporation's business and operating expense structure was reviewed to identify opportunities for cost reductions, and actions were initiated to reduce operating expenses. As a result of these actions, as well as an assessment of capitalized software costs and the costs associated with the Distribution, Marcam Corporation recorded restructuring and other charges totaling $18,535,000 in the quarter ended June 30, 1997. Of this amount, approximately $1,710,000 related principally to reductions in staffing throughout the business, except the Protean and Avantis development organizations; $1,500,000 related to the closure of certain European facilities, including associated write-offs of property and equipment and lease cancellation costs; and $1,100,000 related to other restructuring actions. An additional $11,125,000 related to write-offs of the capitalized software development costs related to the Protean and Avantis.Pro product lines. This write-off resulted from lower than expected revenue from these product lines during fiscal 1997 and the uncertainty at the time regarding market acceptance of, and significant generation of revenue from, these product lines in the near future. The charge also included costs of $3,200,000 associated with the spin-off of Marcam Solutions in connection with the Distribution.

Other Income (Expense), net
---------------------------

     The net income of other income and other (expense) increased from a net expense of $1,159,000 for the three months ended June 30, 1997 to a net income of $406,000 for the three months ended June 30, 1998. The net income of other income and other (expense) also increased from a net expense of $2,579,000 for the nine months ended June 30, 1997 to a net income of $1,791,000 for the nine months ended June 30, 1998. These increases were primarily related to interest earned on significantly higher cash and short-term investment balances during the 1998 periods as compared to the 1997 periods, as well as lower interest expense as the result of the repayment of all of Marcam Corporation's long-term debt during the fourth quarter of fiscal 1997, and to a lesser extent, from gains resulting from favorable changes in foreign currency rates.

Provision for Income Taxes
--------------------------

     The income tax expense for the nine-month period ended June 30, 1998 was $1,100,000. The income tax expense for the three- and nine-month periods ended June 30, 1997 was $861,000 and $2,573,000, respectively. The expense in each period was primarily due to foreign withholding taxes and income taxes on income generated in foreign jurisdictions, for which U.S. tax credit utilization is currently uncertain. There was no tax benefit recorded for losses generated in the U.S. during these periods due to the uncertainty of realizing such benefits. No income tax expense was recorded for the three months ended June 30, 1998. Based on current forecasts of operating results of the Company's foreign subsidiaries, management believes foreign withholding and income taxes previously recorded in fiscal 1998 are sufficient.

PART II.

ITEM 1. LEGAL PROCEEDINGS

     The Company is subject to legal proceedings and claims which arise in the normal course of business. While the outcome of these matters cannot be predicted with certainty, management does not believe the outcome of any of these other legal matters will have a material adverse effect on the Company's future financial position or results of operations.

ITEM 5. OTHER INFORMATION

     Proposals of stockholders intended for inclusion in the proxy statement to be furnished to all stockholders entitled to vote at the next annual meeting of stockholders of the Company must be received at the Company's principal executive offices not later than October 20, 1998. The deadline for providing timely notice to the Company of matters that stockholders otherwise desire to introduce at the next annual meeting of stockholders of the Company is January 11, 1999. In order to curtail any controversy as to the date on which a proposal was received by the Company, it is suggested that proponents submit their proposals by Certified Mail, Return Receipt Requested.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

27  Financial Data Schedule

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                            MARCAM SOLUTIONS, INC.



August 13, 1998                             /s/ Denis E. Liptak
---------------                             -------------------
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