Form 10-K
period 1998-09-30
MARCAM SOLUTIONS INC
filed 1998-12-22
CIK 1040622

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K

(Mark one):

 X    Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange
---   Act of 1934.

                  For the fiscal year ended September 30, 1998

      Transition Report pursuant to Section 13 or 15(d) of the Securities
---   Exchange Act of 1934.

                        Commission File number 000-22841
                                               ---------

                             MARCAM SOLUTIONS, INC.
                             ----------------------
             (Exact name of registrant as specified in its charter)

Delaware                                                  04-3371621
--------                                                  ----------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or  organization)

95 Wells Avenue
Newton, Massachusetts                                       02459
---------------------                                       -----
(Address of principal executive offices)                  (Zip code)

       Registrant's telephone number, including area code: (617) 965-0220
                                                           --------------
        Securities registered pursuant to Section 12(b) of the Act: None
                                                                    ----
           Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $.01 Par Value
                          ----------------------------
  Series A Junior Participating Preferred Stock Purchase Rights, $.01 Par Value
  -----------------------------------------------------------------------------
                                (Title of Class)

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

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the Common Stock, $.01 Par Value, of the registrant held by non-affiliates of the registrant as of December 16, 1998 (computed based on the closing price of such stock on the Nasdaq National Market) was $44,544,888.

The number of shares outstanding of the registrant's Common Stock, $.01 Par Value, as of December 16, 1998 was 7,746,937 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

     The following documents, or indicated portions thereof, have been incorporated herein by reference:

     Specifically identified information in the Registrant's definitive proxy materials for its Annual Meeting of Stockholders to be held on February 24, 1999 is incorporated by reference into Part III hereof.

                                     PART I

     Except for the historical information contained herein, the matters discussed in this Annual Report on Form 10-K may include forward-looking statements that involve risks and uncertainties. Marcam Solutions makes such forward-looking statements under the provisions of the "Safe Harbor" section of the Private Securities Litigation Reform Act of 1995. Any forward-looking statements should be considered in light of the factors described below in Item 7 under "Factors Affecting Future Performance." Actual results may vary materially from those projected, anticipated or indicated in any forward-looking statements. In this Annual Report on Form 10-K, the words "anticipates," "believes," "could," "expects," "future," "intends," "may," and similar words or expressions (as well as other words or expressions referencing future events, conditions or circumstances) identify forward-looking statements.

ITEM I.  BUSINESS

GENERAL

     Marcam Solutions, Inc. was incorporated in 1997. Unless the context otherwise requires, the terms "Company," "Marcam Solutions" and "Marcam" refer to Marcam Solutions, Inc. and its subsidiaries. The Company's principal offices are located at 95 Wells Avenue, Newton, Massachusetts 02459, and its telephone number is (617) 965-0220. The Company's World Wide Web address is www.marcam.com.

     Fiscal 1998 marked the first full year of operations for Marcam Solutions since its spin-off from Marcam Corporation. On July 29, 1997, Marcam Corporation spun off, in a tax-free distribution, the portion of its business relating to its PRISM(R), Protean(R) and Avantis(TM) product lines. Prior to the spin-off, Marcam Corporation transferred to Marcam Solutions, at that time a wholly-owned subsidiary of Marcam Corporation, substantially all of the business, assets and liabilities relating to Marcam Corporation's PRISM, Protean and Avantis product lines and an aggregate of $39.0 million in cash in exchange for (i) the assumption by Marcam Solutions of certain liabilities and obligations relating to the business to be conducted by Marcam Solutions, (ii) a number of shares of common stock of Marcam Solutions sufficient for Marcam Corporation to make the Distribution (as defined below) and (iii) warrants to purchase an aggregate of 500,000 shares of common stock of Marcam Solutions. Marcam Corporation distributed all of its ownership interest in Marcam Solutions by means of a distribution on July 29, 1997 to its stockholders of record on July 23, 1997 (the "Distribution"). In connection with the Distribution, Marcam Corporation changed its name from "Marcam Corporation" to "MAPICS, Inc." ("MAPICS").

     Marcam Solutions develops, globally markets, implements, and supports enterprise resource planning (ERP) software applications designed exclusively for process manufacturers and enterprise asset management (EAM) software for all capital-intensive industries. The Company's mission is to provide process manufacturing companies with specialized, agile business solutions that enable them to achieve process operational excellence while realizing low total cost of ownership, and to provide best-of-breed asset management solutions to industries that must protect and optimize their capital investments. Effective October 1, 1998, the Company now manages its business through two separate industry business groups -- the PRISM and Protean business group and the Avantis business group -- to better focus its resources to address the specific needs of the process manufacturing and the stand-alone EAM market segments, respectively. Each industry business group oversees all worldwide activities associated with its respective products, including sales and marketing, service, implementation, development, and support.

     Specialized features designed to support a process manufacturer's unique characteristics are integral to the base design of all Marcam products. As a result, more meaningful inventory, planning, production, costing, and financial information enable Marcam's process manufacturing customers to streamline their processes and better monitor and constantly improve the performance of their operations. Additionally, Marcam's Protean ERP component products integrate with existing applications from other ERP, Manufacturing Execution Systems (MES) and Supply Chain Planning vendors. The process industry expertise of Marcam's employees and the excellent functional fit, agility, and ease of integration of Marcam's solutions results in faster deployment of software applications and the ability to support changing business requirements at a lower total cost of ownership for process manufacturing companies.

     PRISM is Marcam Solutions' ERP software applications product line for process companies using IBM's AS/400 computers. Protean is the Company's product line that provides industry-leading ERP software applications for process manufacturers requiring an open client/server environment. Avantis.XA is the Company's EAM solution for capital-intensive industries running on IBM's AS/400 platform. Avantis.Pro is Marcam Solutions' object-oriented EAM solution for capital-intensive industries needing an open client/server environment. All of Marcam Solutions' independently developed applications are Year 2000 compliant, and contain Euro functionality enabling companies to process multiple currencies and address the requirements of Euro compliance.

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

     Process manufacturing has unique characteristics with respect to four fundamental areas:

o Existence of by-products, co-products, recyclables and waste materials--By-products, co-products, recyclables and waste materials may be produced at various stages of the manufacturing process, and the cost, further use and disposal of these by-products, co-products, recyclables and waste materials is important to the overall efficiency of a process manufacturing organization;

o Material and production variability and predictability--Process manufacturers may use different manufacturing processes for any given product. The processes depend upon the inherent variability of the input (often agricultural products or chemicals as opposed to manufactured components) and on the price, quality and availability of raw materials and equipment creating unique challenges for process manufacturers;

o Product cost characteristics--Process manufacturers have a relatively large portion of their investment in plant and capital equipment and rely upon inputs that are normally part of overhead, such as utilities, equipment maintenance and waste disposal. Accordingly, costs other than direct labor and material represent a relatively large portion of total costs for process companies; and

o Inventory management--Process manufacturers have a small portion of their assets in inventory because they purposefully limit on-hand inventories due to storage costs of bulk liquids and gases and do not keep substantial work-in-progress inventories because production flows through the plant. Inventory management is further complicated because of multiple units of measures, a requirement for lot control to separate materials of differing quality attributes, and the challenges of fluctuating costs of commodities.

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

     MRP systems have now evolved into an enterprise resource planning ("ERP") model, encompassing features to support an enterprise's complete supply chain (production, customer service, logistics, and asset management) and financial business requirements across multiple sites. Today, the majority of process manufacturers require an ERP system that can support their enterprise-wide functions and activities. An ERP system may consist of an integrated solution from a single vendor or may be assembled through a combination of core applications from one supplier and specialized ERP components from other suppliers.

     Although current-generation client/server solutions enable companies to be platform independent, they generally do not allow easy, inexpensive interoperability of software applications obtained from different vendors. Object technology allows enterprises to implement business processes more rapidly. This ability to more rapidly respond to change is increasingly important as companies are forced to change in response to pressures from competition, customer expectations, growth and regulation. Applications based on object technology allow greater on-going flexibility at a lower cost than applications built with alternative technologies.

     According to industry sources, the total worldwide market for ERP systems was approximately $15 billion in 1998. Approximately 32% of this market is comprised of software and software-related services for process manufacturers.

     Process manufacturing companies typically manage significant investments in physical assets, such as plant equipment, fleets of vehicles and facilities. Other capital-intensive industries that have similarly significant investments in physical assets (such as mining, education and municipalities, and wastewater treatment facilities) consider an EAM solution to be the primary mission-critical application in their operations.

     According to industry sources, the total worldwide market for software and services for the EAM systems is estimated to be over $850 million in 1998.

STRATEGY SUMMARY

     The Company's approach to addressing the ERP and EAM markets includes providing:

o Specialized ERP and/or EAM applications designed exclusively for process and capital-intensive industries;

o A comprehensive set of integrated, horizontal applications, including financials, asset management and customer order management, for mid-sized manufacturers seeking a full ERP solution from a single vendor;

o  Platform alternatives, including open client/server and AS/400 environments;

o Attractive migration paths between open client/server and AS/400 computing environments;

o Applications based on object-oriented technology that have benefits of advanced fit, agility and low total cost of ownership; and

o High quality service and support through its employee staff and services partners.

PRODUCTS FOR PROCESS MANUFACTURING COMPANIES

     Marcam Solutions offers two product lines that provide ERP solutions for process manufacturers: Protean and PRISM. PRISM was first introduced in 1987. Protean was introduced in 1994. PRISM is available exclusively on the IBM AS/400 and is noted for its process application depth and its strong integration. Protean is an open client/server product line developed in an object-oriented environment. Marcam Solutions believes Protean is the first ERP process plant operation solution using this technology. Protean is available on leading UNIX and Microsoft Windows 95 and NT platforms.

Unique Design Features
----------------------

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

     Enterprise Management (U.S. Patent #5,493,671)--permits users to address their business requirements, including supply chain management, multi-regional or global management models and multiple production sites. Enterprise-enabled means that applications contain the logic needed to assess whether information must be processed locally or be communicated to other production locations. Marcam Solutions' software is able to supervise such communications automatically, ensuring that all data is communicated accurately and resending communications as needed.

     Activity Based Costing--provides more accurate cost information for process manufacturers than traditional accounting methods. Overhead items are charged on the basis of another directly measured activity which varies with the overhead item, allowing the measurement and control of all resources and permitting the establishment of many different relationships between direct and indirect costs. This is particularly important for process companies because of their high investment in plant and equipment and their use of other inputs that are normally part of overhead.

PRISM

     First released in 1987, PRISM is a comprehensive ERP product line consisting of numerous integrated production, logistics, financial and asset management applications. Marcam Solutions believes that while the breadth of the PRISM offering is similar to competitive product lines, there are significant differences in the depth of the offering, including PRISM's patented production model. All Marcam independently-developed PRISM applications are Year 2000 enabled.

PRISM Enhancements and New Applications
---------------------------------------

     In 1998, enhancements to two existing applications of the PRISM product line were made available -- Visual WorkPlace and Info WorkPlace -- that significantly improve user productivity. The new Visual WorkPlace capabilities provide tighter desktop integration and ease-of-use. Info WorkPlace, PRISM's reporting tool, extends its use across the entire PRISM product line, offering users easier access to the rich PRISM database for improved monitoring of business trends and decision making.

     PRISM 5.10, released in 1998, includes full Euro functionality permitting companies to address the requirements of Euro compliance.

     In 1998 Protean Financials was integrated to PRISM Production, Logistics and Maintenance applications enabling continuous measurement of financial performance throughout an enterprise's profit and cost centers.

     Marcam Solutions' strategy is to enable co-existence of PRISM and Protean applications for its PRISM customers, allowing PRISM customers to leverage the business benefits of Protean's object-oriented technology while protecting their PRISM investment.

     In support of Marcam Solutions' sales to companies that have selected SAP for a financials backbone, the Company delivered integration of PRISM to SAP financial applications in June 1998.

PROTEAN

     The first Protean components were released in 1994. Protean offers numerous integrated ERP components including comprehensive inventory, production, planning, costing, order management, financial and asset management applications. The available Protean components deliver robust capabilities that differ from competitive product lines in the depth of the Protean offering, with capabilities designed to meet the special characteristics of process plant operations. This includes, but is not limited to, Marcam's patented Production Model concept that enables superior capabilities for the management of complex production and costing processes.

     Protean products are designed to provide manufacturing, logistics, financial and asset management capabilities necessary to manage a company's supply chain from raw material procurement, through processing and distribution to the customer. Marcam Solutions believes that its Protean product line is the first fully object-oriented, mission-critical set of application components for the ERP market. Protean's object-oriented, component-based architecture and design allow Protean to be offered to the market in multiple ways. Protean applications are designed to meet a user's current business needs by providing superior fit for process companies, while providing the ability to rapidly adapt enterprise applications to fit new and evolving requirements without the time-consuming and costly process of rewriting software code. The strength and depth of the Protean applications also allow customers to address particular needs within their existing business and plant applications from other ERP vendors by integrating specific component solutions from Marcam Solutions. All Marcam independently developed Protean applications are Year 2000 enabled.

Protean Enhancements and New Applications
-----------------------------------------

     In June 1998, the Company delivered Protean Release 3.0, which included a comprehensive version of the Customer Order Management (COM) application. The COM application helps process manufacturers reduce their total cost of ownership and improve responsiveness to their customers' needs. The Protean COM application contains features such as Trading Partners, Market Profiles, Order Automation and an Order Entry interface, which process manufacturers can adapt to their specific needs.

     The Protean Financial applications, previously delivered in December 1997, were enhanced by the delivery of full Euro functionality, which enables companies to process multiple currencies and address the requirements of Euro compliance.

     With the delivery of standard integrations to both the SAP and PeopleSoft financial applications in 1998, customers now have the opportunity to integrate Protean applications with their existing applications.

PRODUCTS FOR ENTERPRISE ASSET MANAGEMENT

     In addition to marketing its enterprise asset management applications as part of an integrated PRISM or Protean solution, the Company delivers a stand-alone EAM solution under the brand name Avantis. Marcam Solutions believes that the high level of functionality in the Avantis applications makes them an appropriate choice for large companies that demand industry-leading solutions to protect their substantial capital investment.

AVANTIS.XA

     Avantis.XA, a comprehensive enterprise asset management product line, originally introduced in 1981, remains available exclusively on the IBM AS/400 and is noted for its application depth and its large base of satisfied customers. All Marcam independently-developed Avantis.XA applications are Year 2000 enabled.

Avantis.XA Enhancements and New Applications
--------------------------------------------

     During 1998, the Company delivered Avantis.XA Release 11.0 EC 12. This extensive release included several significant enhancements resulting from customer requests, enhancements to support the Euro currency functionality, and to integrate with SAP Financials.

     An enhanced Visual WorkPlace that provided a graphical user interface for the entire Avantis.XA solution was delivered in December 1998. The new Visual WorkPlace capabilities allow increased user productivity through tighter desktop integration and improved ease-of-use.

AVANTIS.Pro

     Avantis.Pro is an enterprise asset management solution that enables customers to more quickly and easily reflect business changes within the software. Avantis.Pro is an open, client/server application developed with an object-oriented design. Objects within the solution integrate with industry-leading solutions for work flow, document management and imaging. This object-oriented design offers many advantages to customers that see technology as a key element of their corporate strategy. Avantis.Pro is available on leading UNIX platforms and runs Microsoft Windows 95 and Windows NT as its PC client operating systems. All Marcam independently-developed Avantis.Pro applications are year 2000 enabled.

Avantis.Pro Enhancements and New Applications
---------------------------------------------

     The Company delivered Avantis.Pro Release 2.3 in March 1998 and Avantis.Pro
3.0 in December 1998. Release 2.3 provides enhancements across the product, including multi-line transactions, cycle count, and middle tier technology for true NT environments, while Release 3.0 focused on Euro Currency support.

LICENSE FEES

     Marcam Solutions generally licenses its PRISM, Protean and Avantis products for a one-time fee. The list prices for Marcam Solutions' applications vary depending on the number of concurrent users and local pricing variations in international markets. A typical initial license fee is between $150,000 and $750,000, depending upon the number of concurrent users licensed. Marcam Solutions typically receives an additional license fee when a customer increases the number of users.

BUSINESS PARTNERS

     Marcam Solutions is working with business partners to provide more complete solutions to our customers, promote revenue growth and leverage the potential of our specialized technology products. The Company has a working relationship with NEC Corporation ("NEC") designed to complement the business goals of each party. As a result of this relationship, the parties have focused additional resources on Protean product development, accelerated delivery of Protean products and expanded the use of Protean products worldwide. Marcam Solutions and NEC are parties to a distribution agreement under which NEC has the right to distribute Marcam Solutions' Protean products, including Avantis.Pro, generally to customers in Japan and to Japanese companies located outside Japan. As part of this agreement, NEC has the right to use Protean to build software for its customers in non-manufacturing markets. NEC also uses Protean in its system integration and services business. Additionally, Marcam Solutions and NEC are parties to a technology transfer agreement under which NEC was granted the right to use certain Protean technology within NEC. In return, NEC has committed significant financial resources for continued investment in Protean technology. During 1998, Marcam divested its interest in a company jointly formed by Marcam and NEC, Obtech LLC, but continues to maintain a services partnership with the company under which Obtech LLC provides certain implementation and customization services for Marcam's products.

     Marcam Solutions has joined together with industry-leading vendors including Microsoft Corporation, PeopleSoft Inc., Compaq Computer Corporation, Hewlett-Packard Company, International Business Machine Corporation, Oracle Corporation, MCI Systemhouse, Inc., and Informix Software, Inc., in order to provide more complete solutions to its customers and to address the specialized business requirements of process manufacturers. The Company is in the process of formalizing and expanding its business partner program with applications, technology and services partners.

CUSTOMER SUPPORT AND SERVICE

     Marcam Solutions provides a high level of customer support and consulting services to assist customers in the use of its applications. Marcam Solutions' customer support services include telephone access to application experts and assistance in issue resolution as well as remote diagnostics and program corrections. Customers can also access on-line information about products and known solutions via the Company's support web site.

     The Company presently maintains three support centers located in Newton, Massachusetts, United States; Burlington, Ontario, Canada; and Eindhoven, Netherlands.

     The Company also offers its customers implementation consulting, education services, customization services and technical consulting on a project consulting basis. The implementation consulting personnel provide on-site consulting to assist customers in the implementation and use of the Company's application products. Marcam Solutions has a methodology for implementing its applications, including supplemental materials, plans and programs, which guide the customer through the implementation process. The Company's customization services generally involve the connection of modules with the customer's existing applications or the creation of new application functions that complement Marcam Solutions' products. The Company also provides technical consulting assistance for installation and performance management. While Marcam Solutions is committed to providing services directly, it is also taking steps to increase its capacity by partnering with other service providers.

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

     The headquarters for the PRISM and Protean business group is at Marcam Solutions' offices in Newton, Massachusetts. Headquarters for the Avantis business group is located at Marcam Solutions' offices in Burlington, Ontario, Canada.

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

CUSTOMERS

     Marcam Solutions' target customers range from multi-site, multinational manufacturers to small and medium-size companies with one or two sites. Marcam Solutions believes that by creating specialized, agile applications that best fit the business requirements of specific markets and by offering technology choices and comprehensive services, the Company will deliver solutions that create significant value for customers. Marcam Solutions believes that its products and services help customers create value by enabling them to continuously improve their operations while realizing the lowest total cost of ownership.

     None of Marcam Solutions' customers accounted for more than 10% of total revenues in fiscal 1998, 1997, or 1996. Marcam Solutions generally ships its products upon the execution of license agreements. Accordingly, Marcam Solutions does not believe that its backlog at any particular point in time is indicative of future sales.

     Marcam Solutions' customers include divisions, sites and subsidiaries of the following enterprises:


ACE Hardware Corporation                                        Impala Platinum, Ltd.
African Rainbow Minerals & Exploration                          Ingwe Coal Corporation Limited
Alberto-Culver USA, Inc.                                        Jeyes Limited
American Foods Group                                            JR Simplot
Baxter Healthcare Corporation                                   Kraft Jacob Suchard Strasbourg France
Bernard Matthews PLC                                            LaPorte Group PLC
BF Goodrich Specialty Chemical                                  McCormick & Co., Inc.
Biolandes Technologies                                          MedImmune, Inc.
Canarail Consultants, Inc.                                      Norsk Hydro Canada
City of Toronto (Municipality of Metropolitan Toronto)          Novo Nordisk A/S
Cuddy International Corporation                                 Philip Morris International, Inc.
D.F. Stauffer Biscuit Company, Inc.                             PPG Industries, Inc.
Edwards Baking Company                                          Ralcorp Holdings, Inc.
Fonderies Aluminum Cleon (Renault)                              Sauder Woodworking Company
Frigidaire Company                                              Schick (Division of Warner Lambert)
HB Fuller Company                                               The School District of Philadelphia
Heineken Nederland B.V.                                         Tolka Manitoba, Inc.
Henkel KG and A                                                 Vitarich Corporation
Holco B.V.                                                      Weldwood of Canada
                                                                Zamek Handelsgesellschaft GmbH


PRODUCT DEVELOPMENT

     During 1998, Marcam continued its significant investments in PRISM, Protean, Avantis.XA and Avantis.Pro products. Marcam continued to deliver subsequent versions of its Protean and Avantis.Pro products for production, inventory, financial, order management and asset management applications. Marcam Solutions believes that it is the first provider to deliver mission-critical, object-oriented applications for the ERP and EAM markets. Object technology enables Marcam Solutions to deliver applications that are flexible, open and easy-to-use and, therefore, Marcam Solutions believes its use of object technology will enable it to offer agility to its customers through customized applications made from standard reusable objects. The benefits of this approach to customers include a high level of fit and function with support costs comparable with those of standard applications.

     When appropriate, Marcam Solutions may also enter into development agreements with current and prospective customers and others as part of its product development efforts. Often, periodic enhancements to products for subscribers to Marcam Solutions' customer support program are provided. Further, custom programming services are made available for a fee to customers. During fiscal years 1998, 1997 and 1996, Marcam's gross research and product development expenditures (including expenditures in 1997 and 1996 related to the product line retained by MAPICS) were $32.1 million, $41.9 million and $39.9 million, respectively.

PROPRIETARY RIGHTS AND LICENSES

     Marcam Solutions usually provides its products to end users under non-exclusive, non-transferable licenses that have perpetual terms. Under Marcam Solutions' current form of license agreement, the licensed software may be installed on customers' computers and used solely for internal operations by an agreed-upon number of named or concurrent users. Marcam Solutions protects many of its software modules as trade secrets and unpublished copyrighted works, as well as by patents. Because of the size and complexity of its products, Marcam Solutions typically makes the source code for many of its AS/400-based modules available to its customers. Although Marcam Solutions takes steps to protect its trade secrets, misappropriation could occur. In addition, copyright and trade secret protection may not be available in certain countries for the source code or object code versions of Marcam Solutions' products.

     Marcam Solutions currently relies on a combination of patent, trade secret, copyright and trademark laws and license and non-disclosure agreements to protect its proprietary rights in its products. Marcam Solutions has obtained a patent on a method for modeling production processes, which is embodied in certain PRISM and Protean products. Marcam Solutions has also obtained a patent on a method for managing how computer programs communicate with each other across dispersed systems and different release levels of software throughout an enterprise, which is also embodied in the PRISM and Protean databases. An additional patent, issued in April 1998, covers certain testing methods for object-oriented programs and is utilized in the development of Protean. Marcam Solutions is also seeking U.S. and foreign patent protection on key aspects of its Protean product line. Marcam Solutions believes that, because of the rapid pace of technological change in the computer software industry, patent, trade secret and copyright protection are less significant than factors such as the knowledge, ability and experience of Marcam Solutions' employees, frequent product enhancements and the timeliness and quality of support services.

     Despite the measures taken by Marcam Solutions to protect its proprietary rights, unauthorized parties may attempt to reverse engineer or copy aspects of Marcam Solutions' products or to obtain and use information that Marcam Solutions regards as proprietary. Policing unauthorized use of Marcam Solutions' products is difficult. Litigation may be necessary in the future to enforce Marcam Solutions' intellectual property rights, to protect Marcam Solutions' trade secrets, to determine the validity and scope of the proprietary rights of others, or to defend against claims of infringement or invalidity. Such litigation could result in substantial costs and diversion of resources and could have a material adverse effect on Marcam Solutions' business, operating results and financial condition. In addition, to the extent Marcam Solutions desires or is required to obtain licenses to proprietary rights of others, such licenses may not be made available on terms acceptable to Marcam Solutions, if at all. Any litigation or dispute regarding proprietary technology which results in a ruling or settlement that is adverse to Marcam Solutions, could have a material adverse effect on Marcam Solutions' business, operating results and financial condition. Claims against Marcam Solutions, with or without merit, as well as claims initiated by Marcam Solutions against third parties, can be time consuming and expensive to defend, prosecute or resolve.

COMPETITION

     Marcam Solutions' ERP products are targeted for process manufacturing, and the EAM products and targeted for capital-intensive companies. The market for ERP software is highly competitive, changes rapidly and is, to a significant degree, affected by new product introductions and other market activities of industry participants. Vendors typically address the market requirements either by offering a complete ERP core application solution or by offering specialized ERP applications targeted for specific types of companies and functions within companies. Marcam Solutions competes in both of these categories. Marcam Solutions' primary competition comes from ERP core application providers such as Baan, N. V., Oracle Corporation, SAP AG and PeopleSoft, Inc. In addition, Marcam Solutions faces competition from suppliers of specialized ERP applications such as J. D. Edwards and Company, QAD Inc., Ross Systems, Inc., and SCT Adage.

     The market for EAM software is also highly competitive with over 200 vendors offering computerized maintenance management systems (CMMS)/EAM software. Marcam Solutions' primary competitors for Avantis include Project Software and Development, Inc. and Indus International, Inc. In addition, some asset management competition comes from ERP vendors, such as J. D. Edwards and Company and SAP AG, with asset management components within their application offerings.

     In the future, Marcam Solutions' competitors could introduce products with more features, lower prices or both than Marcam Solutions' PRISM, Protean and Avantis products, and could also seek competitive advantage by bundling existing or new products and services with other, more established products and services.

     The principal competitive factors in the market for ERP and EAM software and services include product functionality, technology, quality, performance, reliability, ease-of-use, size of installed base, service, vendor reputation and financial stability. Marcam Solutions believes that its products currently compete favorably on the foregoing bases, although in certain instances, it may be at a competitive disadvantage against companies with greater financial, marketing, service, support and technological resources, and better name recognition. Marcam Solutions believes its competitive strengths include its process and asset management industry expertise, its proven functional leadership, ability to easily integrate with core ERP and EAM business and plant applications from other providers, customer implementation results, and its long-term vision and early leadership position with object technology.

     In order to be successful in the future, Marcam Solutions must continue to respond promptly and effectively to the challenges of technological change and its competitors' innovations by continually enhancing its own product offerings. There can be no assurance, however, that Marcam Solutions' products will continue to compete favorably or that Marcam Solutions will be successful in the face of increasing competition from new products and enhancements introduced by existing competitors or by new companies entering this market. In addition, because Marcam Solutions relies in part on a network of distribution affiliates for implementation and other support of its products, there can be no assurance that these affiliates will maintain high quality standards sufficient to maintain the reputation and competitive position of Marcam Solutions. Marcam Solutions must continue to respond effectively to customer needs and properly select and incorporate those technologies and application functionalities that will meet the challenges posed by competitors' innovations. To accomplish these critical objectives, Marcam Solutions must continue enhancing its current products and introduce new products to remain competitive.

EMPLOYEES

     As of September 30, 1998, the Company employed a total of 805 employees. None of the Company's employees are represented by a labor union. The Company has experienced no work stoppages and believes that its employee relations are good.

ITEM 2.  PROPERTIES

     The Company's principal administrative, marketing and product development and support facilities are located in Newton, Massachusetts, where the Company currently leases a total of 102,494 square feet under an agreement that expires in 1999. The Company has recently entered into a new lease for its Newton, Massachusetts facility which will commence in May 1999 and expire in April 2005 and will cover a total of 102,494 square feet. The Company also leases office space for its other North American, Latin American, European and Asian sales, development, and service offices.

     The Company believes that its facilities are adequate for its current needs. See Note 9 of Notes to Consolidated Financial Statements for information regarding the Company's obligations under its facilities leases.

ITEM 3.  LEGAL PROCEEDINGS

     The Company is subject to legal proceedings and claims that arise in the normal course of business. While the outcome of these matters cannot be predicted with certainty, management does not believe the outcome of any of these legal matters will have a material adverse effect on the Company's financial position or results of operations.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The executive officers of the Company as of December 18, 1998, who are elected on an annual basis and serve at the discretion of the Board of Directors, are as follows:

Name                          Age                           Position and Offices         Served
----                          ---                           --------------------         ------

Jonathan C. Crane             49                            Chairman of the Board,       November  1997 -
                                                            President, Chief Executive   Present
                                                            Officer and Director

Denis E. Liptak               45                            Chief Financial Officer      August  1997 -
                                                            and Vice President of        Present
                                                            Finance

Stephen R. Quehl              45                            Executive Vice President,    November 1998 -
                                                            Worldwide Field Operations   Present

Thomas D. Ebling              43                            Executive Vice President,    September  1998 -
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

     Mr. Liptak has served the Company as its Chief Financial Officer since August 1997. From July 1997 to August 1997, he was Vice President, Treasurer and Controller of the Company. From December 1996 to July 1997, he was Vice President, Treasurer and Controller of Marcam Corporation. From December 1994 to November 1996, Mr. Liptak was Director of Finance of Marcam Corporation. Prior to joining Marcam Corporation in 1994, Mr. Liptak held a number of financial management positions at Digital Equipment Corporation.

     Mr. Quehl has served as Executive Vice President, Worldwide Field Operations since November 1998. From October 1997 to November 1998, Mr. Quehl was the Senior Vice President, Worldwide Field Operations for Gensym Corporation, an expert systems software and services company. From September 1994 to August 1997, he was Senior Vice President, Americas Field Operations at Wang Software, Wang Laboratories, Inc., which later became Eastman Software, Inc., a subsidiary of Eastman Kodak. From 1989 to 1994, Mr. Quehl held several executive positions at ViewStar Corporation, a work management software and services company.

     Mr. Ebling has served as the Company's Executive Vice President, Customer Operations since September 1998. From December 1997 to September 1998, he was Senior Vice President, Customer Operations. Mr. Ebling was the Company's Senior Vice President, Support and Development from July 1997 to December 1997. Mr. Ebling was Senior Vice President, Protean Development of Marcam Corporation from September 1996 through August 1997. Mr. Ebling joined Marcam Corporation in 1981, and served as its Vice President, Product Development and Support from 1981 to 1988, Senior Vice President, Product Development and Support from 1988 to 1994 and Senior Vice President, Development from 1994 to August 1996.

                                     PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's common stock is traded on the Nasdaq National Market under the symbol "MRCM." The following table sets forth the range of quarterly high and low sales prices for the Common Stock since July 30, 1997, the first day of trading of the Company's common stock:

                                                                 Low               High
                                                                 ---               ----
   Fiscal 1998
   -----------
     Fourth Quarter                                            $  7-1/2           $    19
     Third Quarter                                             $7-15/16           $19-1/2
     Second Quarter                                            $ 5-5/16           $ 8-3/4
     First Quarter                                             $  6-1/2           $11-1/4
   Fiscal 1997
   -----------
     Fourth Quarter                                            $      5           $11-3/8

     The Company believes that, as of December 17, 1998, there were over 5,000 beneficial holders of the Company's common stock. The Company did not declare or pay any cash dividends to stockholders in 1998 and does not anticipate any payment of cash dividends in the foreseeable future.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA
                      (In Thousands, Except Per Share Data)

Statement of Operations Data:
Year Ended September 30,             1998        1997(F)       1996(F)      1995(F)        1994(F)
---------------------------------------------------------------------------------------------------
Total revenues                     $124,520     $163,880      $201,424     $202,332       $172,876
Loss before income tax expense
   and extraordinary item            (4,425)(A)  (38,674)(B)   (21,740)(C)  (31,723)(D)     (1,756)
Net loss                             (5,525)(A)  (46,883)(B)   (26,326)(C)  (34,357)(D)     (1,018)
Net loss per share (E)                (0.73)(A)    (7.77)(B)     (4.63)(C)    (6.10)(D)      (0.18)
Weighted average number of basic
   and diluted shares
   outstanding (E)                    7,580        6,035         5,692        5,634          5,514

Balance Sheet Data:
September 30,                        1998        1997          1996(F)      1995(F)        1994(F)
---------------------------------------------------------------------------------------------------
Total assets                       $ 69,502     $ 77,869      $132,202     $146,852       $128,948
Total long-term obligations             218        1,012        26,525       26,359         35,483
Total stockholders' equity           17,202       20,862        11,674       26,646         38,126

(A) Fiscal 1998 results include a restructuring charge reversal of $1,896, or $0.25 per diluted share.

(B) Fiscal 1997 results include restructuring charges of $19,175, or $3.18 per diluted share, and an extraordinary loss from early extinguishment of debt of $3,009, or $.50 per diluted share.

(C) Fiscal 1996 results include restructuring charges of $10,600, or $1.86 per diluted share, and a litigation settlement of $3,250, or $.57 per diluted share.

(D) Fiscal 1995 results include a restructuring charge of $28,756, or $5.10 per diluted share.

(E) Historical weighted average shares outstanding and net loss per share have been restated for the Distribution, which has been presented in part as a 2-for-1 reverse stock split occurring on July 29, 1997.

(F) See Note 2 of Notes to Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations "Distribution" for discussion of the Distribution which occurred on July 29, 1997, which is presented in part as a disposal of the business, assets and liabilities of the Company's MAPICS product line. Consequently, the Statement of Operations Data for the years ended, and the Balance Sheet Data as of, September 30, 1996, 1995 and 1994 includes results related to the MAPICS business, and the Statement of Operations for the year ended September 30, 1997 includes ten months of results related to the MAPICS business.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion contains forward-looking statements that involve risks and uncertainties. Marcam Solutions makes such forward-looking statements under the provisions of the "Safe Harbor" section of the Private Securities Litigation Reform Act of 1995. Any forward-looking statements should be considered in light of the factors described below in this Item 7 under "Factors Affecting Future Performance." Actual results may vary materially from those projected, anticipated or indicated in any forward-looking statements. In this
Item 7, the words "anticipates," "believes," "could," "expects," "future," "intends," "may," and similar words or expressions (as well as other words or expressions referencing future events, conditions or circumstances) identify forward-looking statements.

Distribution
------------

     On July 29, 1997, Marcam Corporation spun off in a tax-free distribution the portion of its business relating to its PRISM, Protean and Avantis product lines. In connection with the distribution, Marcam Corporation transferred to Marcam Solutions, Inc. ("Marcam Solutions"), at that time a wholly owned subsidiary of Marcam Corporation, substantially all of the business, assets and liabilities relating to its PRISM, Protean and Avantis product lines and an aggregate of $39.0 million in cash in exchange for (i) the assumption by Marcam Solutions of certain liabilities and obligations relating to the business to be conducted by Marcam Solutions, (ii) a number of shares of common stock of Marcam Solutions sufficient for Marcam Corporation to make the Distribution (as defined below) and (iii) warrants to purchase an aggregate of 500,000 shares of common stock of Marcam Solutions. Marcam Corporation distributed all of its ownership interest in Marcam Solutions by means of a distribution on July 29, 1997 to its stockholders (the "Distribution"). In connection with the Distribution, Marcam Corporation changed its name from "Marcam Corporation" to "MAPICS, Inc." ("MAPICS").

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

Overview
--------

     For the year ended September 30, 1998, the Company recorded a net loss of $5.5 million. The net loss included an operating loss, excluding the reversal of restructuring and other charges, of $8.1 million. The Company's revenues for the year ended September 30, 1998 were less than the Company expected. The revenue shortfall, combined with the relatively fixed nature of expenses over the short term, resulted in the loss.

     The Company's revenues have historically been derived from licensing its Protean, PRISM, Avantis and MAPICS product lines. As described above, the disposal of the business related to the MAPICS product line was effective as of July 29, 1997. For the first three quarters of fiscal 1996, the Company also derived revenues from its subsidiary, Foresight Software, Inc. ("Foresight") and its MXP product line, which was divested effective as of June 30, 1996. Each of the Company's current product lines support different customers' technology strategies. The Protean product line, which utilizes advanced object technology, tools and databases, is platform independent. The PRISM and MAPICS product lines provide customer solutions on the IBM AS/400 platform. The Avantis product line provides customer solutions on both the IBM AS/400 platform and open systems, utilizing object technology. During fiscal 1998, license revenues from each of the Company's current product lines (excluding the Company's

MAPICS product line, which was disposed of effective July 29, 1997) increased compared to license revenues in fiscal 1997. The increase represented the increased market acceptance of the Company's products, the competitiveness of which have been improved by several new releases, including enhanced versions of the Company's Protean and Avantis.Pro products. Prior to fiscal 1998, a majority of the Company's license revenues were derived from products operating on the IBM AS/400 platform. In fiscal 1998, however, a majority of the Company's license revenues were derived from licensing the Protean and Avantis.Pro product lines. The Company expects the percentage of total license revenues derived from Protean and Avantis.Pro products to continue to increase in the future.

     Marcam Solutions also derives revenues from providing customer support and consulting services. Customer support is offered to license customers generally based on agreements that are billed annually, with revenues recognized on a ratable basis during the contract period. Consulting services include assisting with customer implementation of licensed software, providing custom programming and system integration services, and providing educational material and instruction in the use of licensed software.

     The Company distributes its products and services primarily through a direct sales channel in North America and major European markets, and through affiliates in other parts of the world. On a pro forma basis, excluding revenues from the MAPICS product line, total revenues increased within each of the Company's three main geographic segments, the United States, Europe, and All Other, from fiscal 1997 to fiscal 1998. While revenues in Asia grew during the fiscal year, growth within the region did not meet the Company's expectations. The Company believes that revenues within Asia were negatively impacted by the recent economic conditions within the Asian marketplace. Although the Company does not anticipate that the Asian economic conditions will materially affect the Company's total business, there can be no assurance that the conditions in Asia will not worsen, and that the conditions in Asia will not have a more significant negative impact on economies outside of Asia or on the Company. It should be noted that, historically, the Company has recognized only a small percentage of its revenues and operating income from the Asian market, and the Company does not expect that revenues or operating margin from this market will increase in the foreseeable future.

     During the final quarter of 1998, the Company increased its investment in its distribution channel, as evidenced by increased selling and marketing expenses, compared to the final quarter of 1997 on a pro forma basis. The Company believes that such expenditures, primarily those related to expanding the direct sales capacity, are critical to generating future revenue growth. In addition, the Company continues to undertake a number of actions designed to increase revenues, including introducing enhanced versions of its Protean and Avantis.Pro products which are designed to make the products more competitive. The Company continues to invest not only in the translation of its software into additional foreign languages, but also in the integration of its products with a number of third-party software packages.

     The Company believes continued increases in license revenues are required to offset the costs of growing the distribution channel and funding development, translation and integration activities related to the Protean product line. In the event that license revenues are not increased in both the short and long term, the Company may be required to take additional cost saving measures in order to reduce the costs of operating the business. There can be no assurances that the continued development of the distribution channel will result in increased revenues or, when combined with potential cost control measures, that these actions will result in operating profitability or positive cash flows from operations. Failure to achieve operating profitability or to generate positive cash flows from operations would materially and adversely affect Marcam Solutions' business, results of operations and financial condition.

Results of Operations
---------------------

     The following table sets forth the percentage of total revenues represented by items reflected in the Company's consolidated statements of operations.

                                                                   1998           1997         1996
                                                                   ----           ----         ----
Revenues:
   License                                                         43.3%          40.5%        46.2%
   Services                                                        56.7           59.5         53.8
                                                                  -----          -----        -----

     Total revenues                                               100.0          100.0        100.0
                                                                  -----          -----        -----

Operating expenses:
   Cost of license revenues                                         3.4            8.9          8.3
   Cost of services revenues                                       39.7           34.3         34.5
   Selling and marketing                                           32.5           40.7         41.1
   Product development                                             25.8           20.9         13.7
   General and administrative                                       5.1            5.8          4.9
   Restructuring and other charges                                 (1.5)          11.7          5.3
                                                                  -----          -----        -----

     Total operating expenses                                     105.0          122.3        107.8
                                                                  -----          -----        -----

Operating loss                                                     (5.0)         (22.3)        (7.8)
Litigation settlement                                                --             --         (1.6)
Interest and other income (expense), net                            1.4           (1.3)        (1.3)
                                                                  -----          -----        -----

Loss before income tax expense and extraordinary item              (3.6)         (23.6)       (10.7)
Income tax expense                                                 (0.8)          (3.2)        (2.3)
                                                                  -----          -----        -----

Loss before extraordinary item                                     (4.4)         (26.8)       (13.0)
Extraordinary loss                                                   --           (1.8)          --
                                                                  -----          -----        -----

Net loss                                                           (4.4)%        (28.6)%      (13.0)%
                                                                  =====          =====        =====

1998 Compared to 1997
---------------------

     Due to the timing of the Distribution, results during 1997 include 10 months of results related to the MAPICS business. MAPICS' revenues historically occurred predominantly in the third month of each quarter. Results during 1998 do not include any results related to the MAPICS business. See "Selected Pro Forma Results of Operations" for additional discussion of the stand-alone results of Marcam Solutions.

Revenues
--------

     Total revenues decreased 24.0% to $124.5 million in 1998 from $163.9 million in 1997.

     License revenues decreased 18.8% to $53.9 million in 1998 from $66.4 million in 1997. The decrease in license revenues resulted from the lack of MAPICS license revenues during 1998, compared to MAPICS license revenues of $38.9 million in 1997. This decrease was partially offset by a $26.4 million increase in license revenues from the PRISM, Protean and Avantis product lines.

     Services revenues decreased 27.5% to $70.7 million in 1998 from $97.5 million in 1997. Service revenues include two distinct components: customer support, including annual software maintenance and support, and consulting, which includes customization, implementation and integration of Marcam Solutions products to meet customer requirements. The decrease in services revenues was primarily due to the lack of MAPICS service revenues in 1998, as compared to MAPICS service revenues of $32.0 million in 1997. Total customer support revenues and consulting revenues for all non-MAPICS product lines for the year ended September 30, 1998 increased by $5.2 million compared to the same period in 1997.

Cost of License Revenues
------------------------

     Cost of license revenues represented 7.9% and 22.0% of license revenues in 1998 and 1997, respectively. The decrease in cost of license revenues, both in dollar terms and as a percentage of license revenues, for the year ended September 30, 1998 as compared to the same period in 1997 was primarily due to decreased amortization of capitalized software translation and software development costs related to the MAPICS and Protean products. In the third quarter of fiscal 1997, capitalized software assets related to the Protean and Avantis.Pro product lines were written-off as a result of an assessment of net realizable value. See "Restructuring and Other Charges." In addition to the decrease in amortization costs, a portion of the percentage decrease in cost of license revenues was attributable to a decrease in product royalties as a result of the absence of MAPICS revenues following the Distribution.

Cost of Services Revenues
-------------------------

     Cost of services revenues represented 70.0% and 57.7% of services revenues in 1998 and 1997, respectively. The increase in cost of services revenues as a percentage of services revenues in 1998 was the result of a decrease in the proportion of support revenues as a percentage of total services revenues, which resulted from the absence of MAPICS service revenues. Support revenues typically provide better margins than the Company's other services.

Selling and Marketing
---------------------

     Selling and marketing expenses decreased $26.1 million, or 39.1%, in 1998 from 1997. The decrease in selling and marketing expenses in 1998 was primarily related to the lack of MAPICS related expenses during 1998 and, to a lesser extent, a reduction in headcount in both the marketing and sales staff as part of the 1997 restructuring actions.

Product Development
-------------------

     Gross research and product development expenditures in 1998 and 1997 were $32.1 million and $41.9 million, respectively. The $9.8 million decrease was primarily due to the lack of expenditures related to the MAPICS product line and a decrease in spending on the PRISM product line. These decreases in gross research and product development spending were partially offset by an increase in development costs for the Protean product line and additional costs incurred to integrate the Company's products with various third-party software products.

     No computer software development costs were capitalized during the year ended September 30, 1998. Computer software costs capitalized during the year ended September 30, 1997 totaled $7.6 million, representing 18.1% of gross research and development expenditures. Capitalization of Protean and Avantis.Pro development and translation costs ceased during the third quarter of fiscal 1997. See "Restructuring and Other Charges."

     As a result, product development expenses were $32.1 million and $34.3 million, representing 25.8% and 20.9% of total revenues in 1998 and 1997, respectively. The decrease in the amount of product development expenses was primarily related to having no MAPICS related expenditures during 1998, which was offset somewhat by having no costs qualifying for capitalization in 1998. The increase in product development expenses as a percentage of revenues was attributable to the decrease in total revenues during 1998.

General and Administrative
--------------------------

     General and administrative expenses, which include the Company's finance, accounting and corporate administrative functions, decreased by $3.2 million in 1998 from 1997. The decrease was primarily due to the absence of expenses related to the MAPICS business during 1998 and, to a lesser extent, decreases in non-income taxes and employee compensation charges related to the separation of the MAPICS business.

Restructuring and Other Charges
-------------------------------

     During the third quarter of fiscal 1998, as a result of the substantial completion of the planned restructuring actions and the Company's assessment of future payments required, the Company reversed $1.9 million of restructuring and other charges accrued in previous periods. This amount represented the cost savings achieved in relation to the amounts forecast at the time of the restructurings. Savings from the original forecast were a result of lower than expected severance payments to employees, lower than expected expenses associated with the termination of leases, and the sale of fixed assets associated with several facilities that were closed.

     During the third and fourth quarters of fiscal 1997, the Company recorded restructuring and other charges totaling $19.2 million. Of this amount, approximately $1.7 million related principally to reductions in number of employees, $1.5 million related to the closure of certain European facilities, and $1.0 million related to other restructuring actions. An additional $11.1 million of this charge related to the write-off of the capitalized software costs relating to the Protean and Avantis.Pro product lines. This write-off resulted from lower than expected revenue from these product lines during fiscal 1997 and the continuing uncertainty regarding market acceptance of, and significant revenue generation from, the product lines in the near future. The charge also included costs of $3.9 million associated with the spin-off of Marcam Solutions, Inc. in connection with the Distribution.

Interest and Other Income (Expense), net
----------------------------------------

     The net income of interest and other income (expense) increased from a net expense of $2.1 million in 1997 to a net income of $1.8 million in 1998. The increase was primarily related to interest earned on significantly higher average cash and short-term investment balances during 1998 as compared to 1997; lower interest expense as the result of the repayment of all of Marcam Corporation's long-term debt during the fourth quarter of fiscal 1997; and, to a lesser extent, gains resulting from favorable changes in foreign currency rates.

Income Tax Expense
------------------

     The income tax expense for 1998 of $1.1 million and 1997 of $5.2 million were primarily due to foreign withholding taxes and taxes on income generated in foreign jurisdictions for which U.S. tax credit utilization is currently uncertain. The 1997 provision included foreign tax charges of $1.1 million incurred in connection with the Distribution. There was no tax benefit recorded in 1998 or 1997 for losses generated in the U.S. during either period or for other taxes paid in connection with the Distribution due to the uncertainty of realizing such benefits.

Extraordinary Loss from Early Extinguishment of Debt
----------------------------------------------------

     During the fourth quarter of 1997, the Company's outstanding $25.0 million 9.82% unsecured Subordinated Notes due April 30, 2001 (the "Subordinated Notes") were repaid. In connection with the repayment, the Company recorded charges of $3.0 million associated with prepayment penalties and the write-off of deferred financing costs. No extraordinary costs were incurred during 1998.

1997 Compared to 1996
---------------------

     Results during 1996 include twelve months of results related to the MAPICS business. Due to the timing of the Distribution, 1997 results include only 10 months of results related to the MAPICS business. MAPICS' revenues historically occurred predominantly in the third month of each quarter. See "Selected Pro Forma Results of Operations" for additional discussion of the stand-alone results of Marcam Solutions. The 1996 results include the results of Marcam Corporation's Foresight subsidiary through June 30, 1996, the date of divestiture. This divestiture resulted in reductions in revenues and expenses in the subsequent quarters.

Revenues
--------

     Total revenues decreased 18.6% to $163.9 million in 1997 from $201.4 million in 1996.

     License revenues decreased 28.7% to $66.4 million in 1997 from $93.1 million in 1996. The decrease in license revenues resulted from a decline of approximately $13.8 million, or 33.5%, in license revenue for PRISM, Protean and Avantis products; a decline of approximately $6.4 million, or 14.2%, in MAPICS license revenue comparing 10 months in 1997 to 12 months in 1996, reflecting growth over the corresponding ten-month period in 1996 resulting primarily from an increase in MAPICS license sales to new customers; and a decline of approximately $6.5 million due to the divestment of the Foresight subsidiary in June 1996.

     Services revenues decreased 10.0% to $97.5 million in 1997 from $108.3 million in 1996. The services revenues decrease, which occurred in all geographies, was due to decreased implementation consulting and customization revenues for the PRISM products and a decrease of approximately $4.7 million due to the divestment of the Foresight subsidiary in June 1996. MAPICS services revenues were unchanged comparing 10 months in 1997 to 12 months in 1996, reflecting growth over the corresponding ten-month period in 1996 principally as a result of an increase in the MAPICS installed base of customers.

Cost of License Revenues
------------------------

     Cost of license revenues represented 22.0% and 17.9% of license revenues in 1997 and 1996, respectively. The margin decrease in 1997 primarily related to the fixed nature of amortization costs of capitalized software and translation assets included in cost of license revenues. Such costs were consistent on a year-to-year basis, and since license revenue decreased, these costs represented a larger percentage of license revenue. As discussed in "Restructuring and Other Charges," during the third quarter of 1997, the Company wrote-off the capitalized software assets related to the Protean and Avantis.Pro product lines.

Cost of Services Revenues
-------------------------

     Cost of services revenues represented 57.7% and 64.2% of services revenues in 1997 and 1996, respectively. The decrease in cost of services revenues as a percentage of services revenues in 1997 was primarily the result of higher margins realized in the Company's implementation consulting and customization businesses. This is attributable to the fact that a higher percentage of total services revenues was being derived from support revenues in 1997 than in 1996. Support revenues typically have better margins than other types of service revenues. The Company also realized slightly higher margins on its support business due to decreased headcount in the support area as a result of the 1996 and 1997 restructuring actions. In addition, the decreased use of external resources as compared to the prior year has also helped to reduce the cost of services revenues. External resources, although flexible, are generally more costly than internal resources. Finally, a portion of the decrease was due to the services revenues of the Foresight product line having lower gross margins in 1996 than other product lines.

Selling and Marketing
---------------------

     Selling and marketing expenses decreased $16.2 million, or 19.6%, in 1997 from 1996. The decrease in selling and marketing expenses in 1997 was due to reduced headcount and the decline in license revenues that led to lower commission expenses. Additionally, the 1996 amounts included costs associated with the Foresight product line. The decreases were partially offset by increased marketing program expenditures in 1997 related to the PRISM, Protean and Avantis product lines. As a percentage of revenues, selling and marketing expenses decreased to 40.7% in 1997 from 41.1% in 1996.

Product Development
-------------------

     Gross research and product development expenditures in 1997 and 1996 were $41.9 million and $39.9 million, respectively. The $2.0 million increase was primarily due to the increased investment in the development of the Protean and MAPICS product lines, partially offset by lower spending to translate and localize software products for international sale.

     The amounts of computer software costs capitalized were $7.6 million and $12.2 million for 1997 and 1996, respectively, representing 18.1% and 30.6% of gross research and development expenditures. The decrease in capitalization overall and as a percentage of gross expenditures was due primarily to lower amounts of software development and translation expenditures qualifying for capitalization in 1997, including the cessation during the third fiscal quarter of 1997 of capitalization of Protean and Avantis.Pro development and translation costs.

     Therefore, product development expenses were $34.3 million and $27.7 million, representing 20.9% and 13.7% of total revenues in 1997 and 1996, respectively. The increase of $6.6 million in 1997 was primarily due to increased development spending as well as lower amounts of capitalization. The increase as a percentage of revenues is also attributable to the decrease in total revenues in 1997 as compared to 1996.

General and Administrative
--------------------------

     General and administrative expenses, which include the Company's finance, accounting and corporate administrative functions, decreased by $482,000 in 1997 from 1996. The decrease was due primarily to a $1.0 million special provision in 1996 for additional contract claims and legal costs, partially offset by provisions for employee compensation charges related to the Distribution and an increase in non-income taxes incurred in 1997.

Restructuring and Other Charges
-------------------------------

     During the third and fourth quarters of fiscal 1997 the Company recorded restructuring and other charges totaling $19.2 million. Of this amount, approximately $1.7 million related principally to reductions in number of employees, $1.5 million related to the closure of certain European facilities, and $1.0 million related to other restructuring actions. An additional $11.1 million of this charge related to the write-off of the capitalized software costs relating to the Protean and Avantis.Pro product lines. This write-off resulted from lower than expected revenue from these product lines during fiscal 1997 and the continuing uncertainty regarding market acceptance of, and significant revenue generation from, the product lines in the near future. The charge also included costs of $3.9 million associated with the spin-off of Marcam Solutions, Inc. in connection with the Distribution. Approximately $7.8 million of the restructuring charges was expected to result in cash expenditures. At September 30, 1997, $2.4 million related to these charges remained in accrued liabilities.

     During fiscal 1996, the Company recorded restructuring charges of $10.6 million related to a restructuring of the Company's global operations and the divestiture of Foresight. At September 30, 1997, the Company had accrued $1.2 million related to the 1996 restructuring costs.

Litigation Settlement
---------------------

     During the second quarter of 1996, the Company reached an agreement to settle the shareholder class action litigation which was brought against the Company in August 1994. Of the $5.8 million settlement, the Company contributed $2.8 million from its own funds, with the remainder provided by insurance. The Company recorded a charge of $3.3 million to cover this settlement and other related expenses.

Interest and Other Income (Expense), Net
----------------------------------------

     The net expense of interest and other income (expense) decreased $588,000 in 1997 from 1996. The decrease was primarily due to lower interest expense resulting from the July 25, 1997 repayment of the $25 million Subordinated Notes. See "Extraordinary Loss from Early Extinguishment of Debt."

Income Tax Expense
------------------

     The income tax expense for 1997 of $5.2 million and 1996 of $4.6 million were primarily due to foreign withholding taxes and taxes on income generated in foreign jurisdictions for which U.S. tax credit utilization is currently uncertain. The 1997 provision included foreign tax charges of $1.1 million incurred in connection with the Distribution. There was no tax benefit recorded in 1997 or 1996 for losses generated in the U.S. during the periods or for other taxes paid in connection with the Distribution due to the uncertainty of realizing such benefits.

Extraordinary Loss from Early Extinguishment of Debt
----------------------------------------------------

     During the fourth quarter of 1997, the Company's outstanding Subordinated Notes were repaid. In connection with the repayment, the Company recorded charges of $3.0 million associated with prepayment penalties and the write-off of deferred financing costs.

Liquidity and Capital Resources
-------------------------------

     Prior to the Distribution, the Company funded its activities with cash generated from operations, from borrowings and from equity financings. Since the time of the Distribution, the Company has funded its activities with the capital contribution from MAPICS made in connection with the Distribution.

     Current assets decreased by $6.9 million to $62.0 million at September 30, 1998, compared to $68.9 million at September 30, 1997. This decrease was primarily due to lower cash and short-term investment balances. Total cash and short-term investments of $28.1 million as of September 30, 1998 had decreased by $9.9 million from $38.0 million as of September 30, 1997. Cash was used during the fiscal year to fund operating losses and pay restructuring related items; to make investments in fixed assets; and to fund increases in accounts receivable balances. Accounts receivable as of September 30, 1998 of $29.6 million had increased by $5.3 million from $24.3 million as of September 30, 1997, due principally to higher revenues in the last quarter of fiscal 1998, compared to the same quarter in fiscal 1997.

     Current liabilities decreased by $3.9 million during fiscal 1998 to $52.1 million as of September 30, 1998, compared to $56.0 million at September 30, 1997. This decrease was due to decreases in accrued expenses and other current liabilities and deferred revenue, and was partially offset by an increase in accounts payable. As of September 30, 1998, the Company had no material commitments for capital expenditures. As a result of the changes in current assets and current liabilities, working capital decreased by $3.0 million from $12.9 million as of September 30, 1997 to $9.9 million as of September 30, 1998.

     During 1998, operating activities used approximately $8.0 million of cash. Investing activities provided approximately $4.3 million of cash, resulting from $8.4 million of net proceeds from the sale of short-term investments, offset partially by $4.1 million used for the purchase of fixed assets. Financing activities provided $1.6 million of cash, primarily related to the exercise of stock options and common stock sold through the Company's employee stock purchase plan.

     The Company used cash during fiscal 1998, 1997 and 1996 to fund strategic investments, in particular, substantial expenditures for marketing and selling activities and for product development, and operating losses. During fiscal years 1998, 1997 and 1996, the Company's selling and marketing expenditures were $40.5 million, $66.6 million and $82.8 million, respectively. During fiscal years 1998, 1997 and 1996, the Company's product development expenditures were $32.1 million, $41.9 million, and $39.9 million, respectively. During 1999, the Company intends to continue to make investments in selling and marketing activities and product development. The Company's objective is to fund these investments primarily with cash from improved operations and existing cash resources. The Company's timely ability to generate cash from operations depends upon, among other things, revenue growth, completion and market acceptance of new products, success in selling its current family of products, improvements in operating productivity, and payment terms and collection of accounts receivable.

     There can be no assurance that the Company's operations will generate sufficient cash to finance these activities. Until operations improve to meet its cash requirements, the Company will need to rely on existing cash resources. The Company currently anticipates that cash from operations and its available cash will be sufficient to fund operations through at least fiscal year 1999. If, however, such sources prove insufficient in 1999, or over the longer term, the Company will be required to make changes in operations or seek additional debt or equity financing. Marcam Solutions currently believes that its potential borrowing capacity is limited to revolving lines of credit with borrowing availability based on qualifying accounts receivable. There can be no assurances that such a revolving line of credit or any other additional debt or equity financing will be available or available on terms acceptable to Marcam Solutions. The continued incurrence of operating losses by Marcam Solutions would have a material adverse affect on Marcam Solutions' business, financial condition and results of operations.

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

1998 Compared to 1997
---------------------

Revenues
--------

     Total revenues increased 33.9% to $124.5 million in 1998 from $93.0 million in 1997. Total revenues increased within each geography from fiscal 1997 to fiscal 1998. The increase represented the increased market acceptance of the Company's products, the competitiveness of which have been improved by several new releases, including enhanced versions of the Company's Protean and Avantis.Pro products.

     License revenues increased 96.0% to $53.9 million in 1998 from $27.5 million in 1997. The increase in license revenues resulted from increases in license revenues from each of the Company's product lines. Prior to fiscal 1998, a majority of the Company's license revenues were derived from products operating on the IBM AS/400 platform. In fiscal 1998, however, a majority of the Company's license revenues were derived from the Protean and Avantis.Pro product lines.

     Services revenues increased 7.9% to $70.7 million in 1998 from $65.5 million in 1997. The services revenues increase was primarily due to increased implementation consulting and support revenues, and was partially offset by a decrease in customization revenues.

Cost of License Revenues
------------------------

     Cost of license revenues represented 7.9% and 27.8% of license revenues in 1998 and 1997, respectively. The decrease in cost of license revenues as a percentage of license revenues for the year ended September 30, 1998, as compared to the same period in 1997, was due to decreased amortization of capitalized software translation and software development costs related to the Protean products. In the third quarter of fiscal 1997, capitalized software assets related to the Protean and Avantis.Pro product lines were written-off as a result of an assessment of net realizable value. In addition, the royalty fees associated with third-party software decreased as a percent of license revenue, due to an increase in the proportion of Protean license revenues (which generate lower royalty fees) to overall license revenues.

Cost of Services Revenues
-------------------------

     Cost of services revenues represented 69.9% and 68.5% of services revenues in 1998 and 1997, respectively. This increase was primarily related to increased investments in the Company's service delivery capabilities, primarily related to the Protean and Avantis.Pro product lines.

Selling and Marketing
---------------------

     Selling and marketing expenses increased $235,000, or 0.6%, in 1998 from 1997. The increase in selling and marketing expenses in 1998 was primarily related to actions taken to develop the Company's distribution channels, which was partially offset by a reduction in headcount in both the marketing and sales staff as part of the 1997 restructuring actions.

Product Development
-------------------

     Gross research and product development expenditures in 1998 and 1997 were $32.1 million and $29.2 million, respectively. The $2.9 million increase was primarily due to an increase in development costs for the Protean product line and costs incurred to integrate the Company's products with various third-party software products.

     No computer software development costs were capitalized during the year ended September 30, 1998. Computer software costs capitalized during the year ended September 30, 1997 totaled $3.4 million, representing 11.6% of gross research and development expenditures. Capitalization of Protean and Avantis.Pro development and translation costs ceased during the third fiscal quarter of 1997.

     Therefore, product development expenses were $32.1 million and $25.8 million, representing 25.8% and 27.7% of total revenues in 1998 and 1997, respectively. This increase in product development expenses was primarily related to the continuing investment in the Company's Protean product line and having no costs qualifying for capitalization. The percentage decrease in product development expenses as a percentage of revenues was attributable to the increase in total revenues during 1998.

General and Administrative
--------------------------

     General and administrative expenses, which include the Company's finance, accounting and corporate administrative functions, decreased by $940,000 in 1998 from 1997. The decrease was due primarily to decreases in non-income taxes and employee compensation charges related to the separation of the MAPICS business.

Restructuring and Other Charges
-------------------------------

     During the third quarter of fiscal 1998, as a result of the substantial completion of the planned restructuring actions and the Company's assessment of future payments required, the Company reversed $1.9 million of restructuring and other charges accrued in previous periods. This amount represented the cost savings achieved in relation to the amounts forecast at the time of the restructurings. Savings from the original forecast were a result of lower than expected severance payments to employees, lower than expected expenses associated with the termination of leases, and the sale of fixed assets associated with several facilities that were closed.

     During the third and fourth quarters of fiscal 1997, the Company recorded restructuring and other charges totaling $19.2 million. Of this amount, approximately $1.7 million related principally to reductions in number of employees, $1.5 million related to the closure of certain European facilities, and $1.0 million related to other restructuring actions. An additional $11.1 million of this charge related to the write-off of the capitalized software costs relating to the Protean and Avantis.Pro product lines. This write-off resulted from lower than expected revenue from these product lines during fiscal 1997 and the continuing uncertainty regarding market acceptance of, and significant revenue generation from, the product lines in the near future. The charge also included costs of $3.9 million associated with the spin-off of Marcam Solutions, Inc. in connection with the Distribution. Approximately $7.8 million of the restructuring and other charges was expected to result in cash expenditures.

Interest and Other Income (Expense), net
----------------------------------------

     The net income of interest and other income (expense) increased from a net expense of $2.1 million in 1997 to a net income of $1.8 million in 1998. The increase was primarily related to interest earned on significantly higher cash and short-term investment balances during 1998 as compared to 1997; lower interest expense as the result of the repayment of all of Marcam Corporation's long-term debt during the fourth quarter of fiscal 1997; and, to a lesser extent, gains resulting from favorable changes in foreign currency rates.

Income Tax Expense
------------------

     The income tax expense for 1998 of $1.1 million and 1997 of $3.9 million were primarily due to foreign withholding taxes and taxes on income generated in foreign jurisdictions for which U.S. tax credit utilization is currently uncertain. There was no tax benefit for losses generated in the U.S. during either period due to the uncertainty of realizing such benefits.

Extraordinary Loss from Early Extinguishment of Debt
----------------------------------------------------

     During the fourth quarter of 1997, the Company's outstanding $25.0 million 9.82% unsecured Subordinated Notes due April 30, 2001 were repaid. In connection with the repayment, the Company recorded charges of $3.0 million associated with prepayment penalties and the write-off of deferred financing costs. No extraordinary costs were incurred during 1998.

1997 Compared to 1996
---------------------

Revenues
--------

     Total revenues decreased 24.9% to $93.0 million in 1997 from $123.8 million in 1996. Excluding revenues from the Foresight product line, which was divested effective as of June 30, 1996, total revenues decreased 17.5% in 1997 from $112.6 million in 1996.

     License revenues decreased 42.5% to $27.5 million in 1997 from $47.8 million in 1996. Excluding revenues from the Foresight product line, license revenues decreased 33.5% from $41.3 million in 1996. The decrease in license revenues in 1997 was primarily due to lower license revenue from the PRISM and Avantis product lines. Protean license revenue in 1997 decreased slightly as compared to 1996.

     Services revenues decreased 13.9% to $65.5 million in 1997 from $76.0 million in 1996. Excluding revenues from the Foresight product line, services revenues decreased 8.2% in 1997 from $71.3 million in 1996. The decrease in services revenues in 1997 was primarily due to decreased implementation consulting and customization revenues for the PRISM products.

Cost of License Revenues
------------------------

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

Cost of Services Revenues
-------------------------

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

Selling and Marketing
---------------------

     Selling and marketing expense decreased $12.4 million, or 23.5%, in 1997 from 1996. The decrease in selling and marketing expenses in 1997 was due to reduced headcount and the decline in license revenues which led to lower commission expenses. Additionally, the 1996 amounts included costs associated with the Foresight product line. The decreases were partially offset by increased marketing expenditures in 1997 related to the PRISM, Protean and Avantis product lines.

Product Development
-------------------

     Gross research and product development expenditures in 1997 and 1996 were $29.2 million and $27.1 million, respectively. The $2.1 million increase in gross research and product development expenses in 1997 was primarily due to increased development costs for the Protean product line which were partially offset by lower spending to translate and localize software products for international sale and no development costs in 1997 related to the divested Foresight product line.

     The amounts of computer software costs capitalized were $3.4 million and $5.8 million for 1997 and 1996, respectively, representing 11.6% and 21.4% of gross research and development expenditures. The decrease in capitalization overall and as a percentage of gross expenditures in 1997 was due primarily to lower translation efforts and a lower amount of software development expenditure qualifying for capitalization. Additionally, capitalization of Protean and Avantis.Pro development and translation costs ceased during the third fiscal quarter of 1997.

     Therefore, product development expenses were $25.8 million in 1997, representing 27.7% of total revenues. In 1996, product development expenses were $21.3 million, representing 17.2% of total revenues. The increase of $4.5 million in 1997 was primarily due to the continuing investment in all of the Company's products and lower amounts of capitalization, as described above. The increase as a percentage of revenues is also attributable to the decrease in total revenues in 1997 as compared to 1996.

General and Administrative
--------------------------

     General and administrative expenses, which include the Company's finance, accounting and corporate administrative functions, decreased by $675,000 in 1997 from 1996. The decrease was due primarily to a $1.0 million special provision in 1996 for additional contract claims and legal costs, partially offset by provisions for employee compensation charges related to the Distribution and an increase in non-income taxes incurred in 1997.

Restructuring and Other Charges
-------------------------------

     During the third and fourth quarters of fiscal 1997, the Company recorded restructuring and other charges totaling $19.2 million. Of this amount, approximately $1.7 million related principally to reductions in staffing, $1.5 million related to the closure of certain European facilities, and $1.0 million related to other restructuring actions. An additional $11.1 million of this charge related to the write-off of the capitalized software costs relating to the Protean and Avantis.Pro product lines. This write-off resulted from lower than expected revenue from these product lines during fiscal 1997 and the continuing uncertainty regarding market acceptance of, and significant revenue generation from, the product lines in the near future. The charge also included costs of $3.9 million associated with the spin-off of Marcam Solutions, Inc. in connection with the Distribution. Approximately $7.8 million of the restructuring and other charges was expected to result in cash expenditures. At September 30, 1997, $2.4 million related to these charges remained in accrued liabilities.

     During fiscal 1996, the Company recorded restructuring charges of $10.6 million related to a restructuring of the Company's global operations and the divestiture of Foresight at June 30, 1996. At September 30, 1997, the Company had accrued $1.2 million related to the 1996 restructuring costs.

Interest and Other Income (Expense), Net
----------------------------------------

     The net expense of interest and other income (expense) decreased $3.8 million in 1997 from 1996. In fiscal 1996, the Company reached an agreement in principle to settle the shareholder class action litigation that was brought against the Company in August 1994. Of the $5.8 million settlement, the Company contributed $2.8 million from its own funds, with the remainder provided by insurance. The Company recorded a charge in 1996 of $3.3 million to cover the settlement and other related expenses. In addition, the decrease resulted from lower interest expense caused by the July 25, 1997 repayment of the $25.0 million Subordinated Notes (see above).

Income Tax Expense
------------------

     The income tax expense for the year ended September 30, 1997 was $3.9 million. The income tax expense for the year ended September 30, 1996 was $4.2 million. The expense in each period was primarily due to foreign withholding taxes and taxes on income generated in foreign jurisdictions for which U.S. tax credit utilization is currently uncertain. There was no tax benefit recorded for losses generated in the U.S. during these periods due to the uncertainty of realizing such benefits.

Extraordinary Loss from Early Extinguishment of Debt
----------------------------------------------------

     During the fourth quarter of 1997, the Company's outstanding $25.0 million 9.82% unsecured Subordinated Notes due April 30, 2001 were repaid. In connection with the repayment, the Company recorded charges of $3.0 million associated with prepayment penalties and the write-off of deferred financing costs.

Other Matters
-------------

     To date, management believes inflation has not had a material impact on the Company's operations.

     In June 1997, Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"), was issued, which requires businesses to disclose comprehensive income and its components in general purpose financial statements, with reclassification of prior period financial statements. SFAS 130 is effective for fiscal periods beginning after December 15, 1997; its adoption is not expected to have a material impact on the Company's disclosures.

     In June 1997, Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"), was issued, which redefines how operating segments are determined and requires disclosures of certain financial and descriptive information about a company's operating segments. SFAS 131 is effective for fiscal periods beginning after December 15, 1997; its adoption may require additional disclosure of the Company's historical financial data.

     In October 1997, Statement of Position 97-2, "Software Revenue Recognition" ("SOP 97-2"), was issued, which provides guidance on applying generally accepted accounting principles in recognizing revenue on software transactions and replaces Statement of Position 91-1. SOP 97-2 is effective for transactions entered into in fiscal periods beginning after December 15, 1997. The Company will adopt the guidelines of SOP 97-2 as of October 1, 1998; its adoption is not expected to have a material impact on the Company's financial position and results of operations.

     In March 1998, Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"), was issued, which provides guidance on applying generally accepted accounting principles in accounting for the costs of computer software developed or obtained for internal use. SOP 98-1 is effective for financial statements for fiscal years beginning after December 15, 1998 (although earlier application is encouraged), and will result in the capitalization of certain qualifying costs incurred in the development of software for internal use. The Company will adopt the guidelines of SOP 98-1 as of October 1, 1998; its adoption is not expected to have a material impact on the Company's financial position and results of operations.

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999 (October 1, 1999 for the Company). SFAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. Management anticipates that, due to the Company's limited use of derivative instruments, the adoption of FAS 133 will not have a material impact on the Company's financial position and results of operations.

Factors Affecting Future Performance
------------------------------------

     This Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, without limitation, those set forth in the following risk factors and elsewhere in this Annual Report on Form 10-K. In addition to the other information included or incorporated by reference in this Annual Report on Form 10-K, the following risk factors should be considered carefully in evaluating the Company and its business.

Recent Operating Losses; Lack of Liquidity
------------------------------------------

     The Company has incurred operating losses of $6.2 million, $36.6 million and $15.8 million for the fiscal years ended September 30, 1998, 1997 and 1996, respectively. On a pro forma basis giving effect to the Distribution, Marcam Solutions incurred operating losses of $52.1 million and $36.8 million for the fiscal years ended September 30, 1997 and 1996, respectively. At September 30, 1998, Marcam Solutions' accumulated deficit was $126.6 million. It is currently expected that quarterly net losses will continue for at least the next few quarters. There can be no assurance that Marcam Solutions will be profitable thereafter or that profitability, if achieved, will be sustained. In order to support the anticipated growth of its business, Marcam Solutions expects to continue to invest in its marketing and sales and product development activities. Marcam Solutions' expenses for these and other activities are based in significant part on its expectations regarding future revenues and to a large extent are fixed in the short term. Marcam Solutions may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfalls.

     Marcam Solutions believes that achievement of profitability and positive cash flow from operations as soon as possible is essential. The Company currently believes that a combination of cost reductions and increased revenues is necessary to achieve this result. Marcam Solutions' business and operating expense structures are being reviewed to identify opportunities for cost reductions, and actions may be initiated to further reduce operating expenses.

     In addition, Marcam Solutions has undertaken a number of actions designed to increase revenues, including introducing enhanced versions of its Protean and Avantis.Pro products designed to make them more competitive and refocusing its sales and marketing efforts on the PRISM product line. The Company currently believes that significant increases in Protean license revenues are required to offset the costs of its sales and marketing initiatives, including the expansion of its distribution channels, and development activities relating to the Protean product line. There can be no assurance, however, that such actions will result in increased revenues or that, when combined with any cost reductions, will result in Marcam Solutions achieving profitability or positive cash flow from operations. Failure to achieve profitability or positive cash flows from operations would materially and adversely affect Marcam Solutions' business and financial condition.

     Marcam Solutions has used cash during fiscal years 1998, 1997 and 1996 to fund strategic investments, in particular substantial expenditures for marketing and selling activities and product development, and operating losses. During 1999, Marcam Solutions currently intends to continue to make investments in selling and marketing activities and product development. Marcam Solutions' objective is to fund these investments and any losses primarily with cash from improved operations and existing cash resources. Marcam Solutions' ability to generate cash from operations depends upon, among other things, revenue growth, market acceptance of its Protean and Avantis.Pro products, success in enhancing and selling its current family of products, improvements in operating productivity, and payment terms and collection of accounts receivable. There can be no assurance that Marcam Solutions' operations will generate sufficient cash to finance its activities. Until operations improve to meet its cash requirements, Marcam Solutions will need to rely on existing cash resources.

     Marcam Solutions currently anticipates that cash from operations and its available cash will be sufficient to fund its operations and other cash needs through at least fiscal year 1999. If, however, such sources prove insufficient, Marcam Solutions will be required to make changes in operations or seek additional debt or equity financing. Marcam Solutions currently believes that its potential borrowing capacity is limited to revolving lines of credit with borrowing availability based on qualifying accounts receivable. There can be no assurances that such a revolving line of credit or any other additional debt or equity financing will be available or available on terms acceptable to Marcam Solutions. The continued incurrence of operating losses by Marcam Solutions would have a material adverse affect on Marcam Solutions' business, financial condition and results of operations.

Variability of Quarterly Results
--------------------------------

     Marcam Solutions has experienced fluctuations in its quarterly operating results and anticipates that such fluctuations will continue. Marcam Solutions' quarterly operating results are affected by a number of factors that could materially and adversely affect revenues and profitability, including the relatively long sales cycles for Marcam Solutions' products; the size and timing of license transactions; the timing of the Company's recognition of revenue from certain contracts that involve delivery of products in the future, acceptance criteria, extended payment terms and certain other conditions; the demand for Marcam Solutions' products; the proportion of revenues attributable to licenses, customer support and consulting services; changes in the level of operating expenses; the potential for delay or deferral of customer purchases of Marcam Solutions' products and services; the timing of the introduction or market acceptance of new or enhanced products offered by Marcam Solutions or its competitors; changes in customer budgets; and the general economic and political conditions and other factors affecting capital expenditures by customers. Marcam Solutions' sales cycle typically ranges from three to twelve months, and the cost of acquiring its software and associated computer hardware and of training system users represents a significant expenditure for customers. The purchase of Marcam Solutions' products and services may involve a significant commitment of capital and other resources by its customers with the attendant delays frequently associated with large capital expenditures and authorization procedures within an organization. Accordingly, the sales cycles for Marcam Solutions' products and services are subject to a number of significant risks over which Marcam Solutions has little or no control, including customers' budgetary constraints and internal authorization procedures.

     Marcam Solutions' revenues occur predominantly in the third month of each quarter and tend to be concentrated in the latter half of that third month. Accordingly, Marcam Solutions' quarterly operating results are difficult to predict and delays in product delivery or in closings of sales near the end of a quarter could cause quarterly revenues and, to a greater degree, net income to fall substantially short of anticipated levels. Although Marcam Solutions has no customer that comprised greater than 10% of the Company's total revenues in any of the three years ended September 30, 1998, seven customers accounted for 40% of total license revenues during the year ended September 30, 1998. The contracts entered into with these seven customers are larger than is typical for Marcam Solutions. Marcam Solutions' relatively long sales cycle and variable average revenue per transaction, together with fixed short-term expenses, such as marketing, sales and product development expenditures, can cause significant variations in operating results from quarter to quarter, if projected revenues are not realized in the expected period.

     There can be no assurance that Marcam Solutions will be able to achieve or maintain profitability in the future or that its levels of profitability will not vary significantly between quarterly periods. Further, it is possible that Marcam Solutions' operating results could fail to meet the expectations of securities analysts or investors. In such event, or in the event that adverse conditions in the manufacturing, enterprise resource planning ("ERP") or enterprise asset management ("EAM") marketplaces prevail or are perceived to prevail, the price of Marcam Solutions Common Stock and Marcam Solutions' business, financial condition and results of operations would likely be materially adversely affected.

New Products and Technological Change
-------------------------------------

     The market for Marcam Solutions' ERP and EAM software products is characterized by rapid technological advances, evolving industry standards in computer hardware and software technology, changes in customer requirements, and frequent new product line introductions and enhancements. Marcam Solutions' future success will depend on its ability to continue to enhance its current product lines and to develop and introduce new products that keep pace with technological developments, satisfy increasingly sophisticated customer requirements, and achieve and sustain market acceptance. Marcam Solutions must continue to anticipate and respond adequately to advances in standard business applications software and client/server solutions, as well as object-oriented technology. There can be no assurance that Marcam Solutions will be successful in developing and marketing, on a timely and cost-effective basis, functioning product enhancements or new products that respond to technological advances by its competitors, or that its new products will achieve or sustain market acceptance.

     Marcam Solutions is currently facing the challenges of a product and technology transition. In particular, many of Marcam Solutions' software products (such as PRISM and Avantis.XA products) are designed to operate on International Business Machines Corporation's ("IBM") proprietary hardware, including IBM's AS/400 computer systems. Marcam Solutions must continue to invest in enhancements and support for these products in a cost-effective manner. Marcam Solutions' newest products (such as Protean and Avantis.Pro) are designed to be platform independent and utilize object technology. Products embodying this technology are beginning to be introduced into the existing ERP and EAM marketplaces. There can be no assurance that such products will be accepted by users to a significant degree or at all. As a result of the complexities inherent in the functionality and performance demanded by ERP and EAM software customers, major new product enhancements and new products can require long development and testing periods to achieve market acceptance. In addition, despite testing by Marcam Solutions, ERP and EAM software programs as complex as those offered by Marcam Solutions may contain errors which are discovered only after a product has been installed and used by customers. There can be no assurance that undetected errors will not impair the market acceptance of these products or adversely affect Marcam Solutions' business and operating results. Marcam Solutions has from time to time experienced problems with customers not being able to install or implement certain of its new product releases and with product performance, including problems related to product functionality, scalability, product response time and program errors. Currently, Marcam Solutions is not aware of any product implementation issues which have not been addressed, or are not currently being addressed by it. There can be no assurance that the problems encountered by customers installing and implementing new releases or with the performance of Marcam Solutions' products will not arise in the future, and if such problems arise, that such problems will not have a material adverse effect on Marcam Solutions' business, financial condition and results of operations.

Challenge of Expanding Distribution Channels
--------------------------------------------

     The Company believes that its' future success is dependent upon the Company's ability to expand and strengthen, and increase revenues derived from, both direct and indirect sales channels. Marcam Solutions has recently hired a senior executive responsible for the world-wide development of the direct and indirect channels, including the recruitment and hiring of experienced, top-level salespeople and sales support personnel. There can be no assurance that sufficient qualified salespeople will be available, or that the Company will be able to attract and retain them. In addition, the Company plans to develop indirect channels to distribute the Company's products in those emerging markets where the Company does not have existing distribution affiliates. There can be no assurance that the Company will be able to locate partners interested in distributing the Company's products in emerging markets, or if located, to engage them on terms acceptable to the Company. Failure to expand and strengthen its distribution channels or to increase revenues derived from them will have a material adverse effect on the Company's business, results of operations and financial condition.

Dependence on IBM's AS/400
--------------------------

     Historically, a significant portion of Marcam Solutions' revenues have been derived from products designed to operate primarily on IBM's AS/400 series of computers. While license revenues from the Company's Protean and Avantis.Pro product lines exceeded license revenues from its PRISM and Avantis.XA product lines in 1998, PRISM and Avantis.XA revenues still account for a significant portion of the Company's total revenues. Therefore, until Marcam Solutions' Protean and Avantis.Pro products, which are designed to be platform independent, achieve sustained market acceptance, Marcam Solutions' future revenues will be dependent upon the continued widespread use of the AS/400 and the continued support of the AS/400 by IBM. While Marcam Solutions believes that customers will continue to use, and IBM will continue to support, the AS/400, there can be no assurance of such continued use or support and the loss of either would have a material adverse effect on Marcam Solutions' business and operating results. Marcam Solutions will be required and intends to continue to devote resources to supporting its installed base of AS/400 customers. In addition, in order to retain its AS/400 customers, Marcam Solutions may be required to adapt its products to any changes made in the AS/400 operating system in the future. Marcam Solutions' inability to adapt to future changes in the AS/400 operating system, or delays in doing so, could have a material adverse effect on Marcam Solutions' business, financial condition and results of operations.

Limited Relevance of Certain Historical Financial Information
-------------------------------------------------------------

     Although the Marcam Solutions Common Stock was distributed to the Marcam Corporation stockholders, because of the relative significance of Marcam Corporation's business relating to the PRISM, Protean and Avantis product lines, the Distribution was recorded for accounting purposes as a disposal of the business relating to the MAPICS product line. Accordingly, the consolidated financial statements of Marcam Corporation have become the historical consolidated financial statements of Marcam Solutions. Marcam Solutions' financial statements reflect the Distribution as a disposal of the MAPICS product line as of the Distribution Date and have not been restated to remove the effects of the prior operating results of the MAPICS business. The historical financial statements of Marcam Solutions do not reflect what the financial position, results of operations or cash flows would have been had Marcam Solutions been a separate, stand-alone entity during the fiscal years ended September 30, 1997 and 1996, because they include financial information relating to the MAPICS product line. In addition, the unaudited pro forma financial information of Marcam Solutions included elsewhere in this Annual Report on Form 10-K is for informational purposes only and may not necessarily reflect future results of operations and financial position or what the results of operations or financial position would have been had Marcam Solutions been operating as a separate entity. See Note 2 to the Consolidated Financial Statements.

Competition
-----------

     Marcam Solutions' ERP products are targeted for process manufacturing, and the EAM products and targeted for capital-intensive companies. The market for ERP software is highly competitive, changes rapidly and is, to a significant degree, affected by new product introductions and other market activities of industry participants. Vendors typically address the market requirements either by offering a complete ERP core application solution or by offering specialized ERP applications targeted for specific types of companies and functions within companies. Marcam Solutions competes in both of these categories. Marcam Solutions' primary competition comes from ERP core application providers such as Baan, N. V., Oracle Corporation, SAP AG and PeopleSoft, Inc. In addition, Marcam Solutions faces competition from suppliers of specialized ERP applications such as J. D. Edwards and Company, QAD Inc., Ross Systems, Inc., and SCT Adage.

     The market for EAM software is also highly competitive with over 200 vendors offering computerized maintenance management systems (CMMS)/EAM software. Marcam Solutions' primary competitors for Avantis include Project Software and Development, Inc. and Indus International, Inc. In addition, some asset management competition comes from ERP vendors, such as J. D. Edwards and Company and SAP AG, with asset management components within their application offerings.

     The principal competitive factors in the market for ERP and EAM software and services include product functionality, technology, quality, performance, reliability, ease-of-use, size of installed base, service, vendor reputation and financial stability. Marcam Solutions believes that its products currently compete favorably on the foregoing bases, although in certain instances, it may be at a competitive disadvantage against companies with greater financial, marketing, service, support and technological resources, and greater name recognition. Marcam Solutions believes its competitive strengths include its process and asset management industry expertise, its proven functional leadership, ability to easily integrate with core ERP and EAM business and plant applications from other providers, customer implementation results, and its long-term vision and early leadership position with object technology.

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

Dependence on Key Personnel; Ability to Attract and Retain Skilled Personnel
----------------------------------------------------------------------------

     Marcam Solutions' future performance depends to a significant extent upon the continued service of a number of senior management and key technical personnel. The loss of the services of one or more key employees could have a material adverse effect on Marcam Solutions. Marcam Solutions' future financial results also will depend in large part upon its ability to attract on a timely basis and retain highly skilled technical, managerial and marketing personnel, and the ability of its officers and key employees to manage growth successfully and to continue successful development of new products and enhancements to existing products. Competition for such personnel is intense and is likely to intensify further as companies compete to hire personnel. Marcam Solutions competes in the market for such personnel against numerous companies, including larger, more established companies with significantly greater financial resources than Marcam Solutions. There can be no assurance that Marcam Solutions will be successful in attracting and retaining the personnel it requires to successfully develop new and enhanced products. The inability of Marcam Solutions to attract or retain key personnel could have a material adverse effect on Marcam Solutions' business, financial condition and results of operations.

Dependence on Worldwide Manufacturing Industry
----------------------------------------------

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

Uncertain Protection of Proprietary Technology
----------------------------------------------

     Marcam Solutions' success is heavily dependent upon protection of its proprietary software. Marcam Solutions relies on a combination of patent, copyright, trademark and trade secret laws and license and non-disclosure agreements to establish and protect its proprietary rights in its products. Marcam Solutions has obtained a patent on a method for modeling production processes, which is embodied in certain of the PRISM and Protean products. Marcam Solutions has also obtained a patent on a method for managing how computer programs communicate with each other across dispersed systems and different release levels of software throughout an enterprise, which is also embodied in the PRISM and Protean databases. An additional patent, issued in April 1998, covers certain testing methods for object-oriented programs and is utilized in the development of Protean. Marcam Solutions is also seeking U.S. and foreign patent protection on key aspects of its Protean product line. Marcam Solutions protects many of its software modules as trade secrets and unpublished copyrighted works. Marcam Solutions enters into confidentiality and/or license agreements with its employees, distributors, customers and potential customers, and limits access to and distribution of its software, documentation and other proprietary information. There can be no assurance, however, that despite these precautions, an unauthorized third party will not copy or reverse-engineer certain portions of Marcam Solutions' products or obtain and use information that Marcam Solutions regards as proprietary. Marcam Solutions typically makes the source code for many of its AS/400-based modules available to its customers. In addition, the laws of some foreign countries do not protect Marcam Solutions' proprietary rights to the same extent as do the laws of the U.S. There can be no assurance that the mechanisms used by Marcam Solutions to protect its software will be adequate or that Marcam Solutions' competitors will not independently develop software products that are substantially equivalent or superior to Marcam Solutions' software products.

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

Risks Associated with International Operations and Currency Fluctuations.
-------------------------------------------------------------------------

     A material portion of Marcam Solutions' business comes from outside the U.S. Marcam Solutions derived approximately 61%, 59% and 50% of its total revenues from customers located outside of the U.S. in fiscal years 1998, 1997 and 1996, respectively. As a result of the continued expansion of Marcam Solutions' international operations, the fluctuations in the value of foreign currencies in which Marcam Solutions conducts its business may cause currency transaction gains and losses. International sales are typically denominated in the local currency of the Company's subsidiary or affiliate involved in the transaction. In addition, the expenses of the Company's international subsidiaries are typically denominated in its local currency. Due to the number of foreign currencies involved, the constantly changing currency exposures and volatility of currency exchange rates, Marcam Solutions cannot predict the effect of exchange rate fluctuations upon future operating results. Marcam Solutions' business, financial condition and results of operations could be materially adversely affected by any of these factors. However, due to recent fluctuations in currency exchange rates, and an increase in both intercompany balances and international revenues, the Company is currently investigating various alternatives, such as hedging, designed to help reduce the risk of foreign exchange rate fluctuations.

     Marcam Solutions believes that its growth and profitability will require continued expansion of its sales in international markets. To successfully expand international sales, Marcam Solutions has utilized, and will continue to utilize, substantial resources to enlarge existing foreign operations, establish additional foreign operations and hire additional personnel. International expansion of Marcam Solutions' operations has required, and will continue to require, Marcam Solutions to translate and localize its software products. To the extent Marcam Solutions is unable to expand its international operations or translate and localize its software products in a timely manner, it may adversely impact Marcam Solutions' operating results. In addition, even if international operations are successfully expanded, there can be no assurance that Marcam Solutions will be able to maintain or increase international market presence or demand for its products.

     Risks inherent in Marcam Solutions' international business activities include imposition of government controls, restrictions on the export of critical technology, political and economic instability (including fluctuations in foreign currency exchange rates), trade restrictions, difficulties in staffing international offices, longer accounts receivable collection cycles in certain countries, burdens of complying with a wide variety of foreign laws and regulations, management of an organization spread over various countries, unexpected changes in regulatory requirements and overlap of different tax structures. In addition, effective copyright, trademark and trade secret protection may not be available in every foreign country in which Marcam Solutions sells its products. Marcam Solutions' business, financial condition and results of operations could be materially adversely affected by any of these factors.

Risks of Product Liability
--------------------------

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

Contract Terms and Revenue Recognition
--------------------------------------

     Contract structure, terms and customer expectations may affect the Company's ability to recognize revenue under certain contracts based upon accounting criteria for revenue recognition. Under the following circumstances, the Company may be required to defer revenue for extended periods: (i) a contract is entered into for which none of the products are currently deliverable; (ii) a contract provides a customer with the right to currently available software products, as well as additional products that are not currently available (in order to recognize revenue on the delivered products, the Company must have established separate values for all elements included in the license agreement, and the terms and arrangements contained within the contract and supporting documentation must meet the strict requirements established by generally accepted accounting principles); (iii) the license agreement may include acceptance criteria allowing the customer to return the software and receive a refund of payment; (iv) the license agreement may include extended payment terms that are unusual to the Company's normal business terms; or (v) the license agreement may require, or the customer may expect, the Company to perform additional services that would be considered significant modifications or adjustments to the Company's standard software products. These examples, among others, could preclude the Company from recognizing revenue under generally accepted accounting standards for software revenue recognition. Contract negotiations often require the Company to revise the terms and conditions contained in its master license agreement. Such negotiations may result in contract terms that extend the sales cycle, and could possibly result in the deferral of revenues for an extended period. The Company's inability to recognize revenue, or significant deferral in recognizing revenue, would have a material adverse effect on the Company's results of operations and could have a material adverse effect on its business and financial condition.

     As of September 30, 1998, as a normal course of business, the Company has not entered into service arrangements whereby the Company is obligated to perform services for a fixed price. There can be no assurances, however, that due to competitive pressures or normal contract negotiations, the Company will not enter into such arrangements in the future. If the Company were to enter into such an arrangement, the Company would be required to develop and budget for the cost to complete such a project, and revenues related to the project would be recognized on a percentage-of-completion basis, as project costs are incurred. If it became apparent that the project would result in costs exceeding revenues, such a loss would be recorded immediately.

Year 2000 Readiness Disclosure Statement and Related Information
----------------------------------------------------------------

     Until recently, many computer programs were written using two digits rather than four digits to define the applicable year in the twentieth century. Such software may recognize a date using "00" as the year 1900 rather than the year 2000. The consequences of this issue may include systems failures and business process interruption to the extent companies fail to upgrade, replace or otherwise address so-called year 2000 problems. Year 2000 problems may also result in additional business and competitive differentiation. Aside from the well-known calculation problems with the use of two-digit date formats as the year changes from 1999 to 2000, the year 2000 is a special case in that it is a leap year. Significant uncertainty exists in the software industry concerning the potential impact of the year 2000 problem.

     Marcam believes that all of its independently-developed software programs (including the PRISM Release 4.3 and higher, Avantis.XA Release 11 EC-9 and higher, Protean and Avantis.Pro computer software programs and all upgrades, enhancements and newly issued versions) as delivered by Marcam, unmodified by anyone, are "Year 2000 Enabled." "Year 2000 Enabled" means that the Programs, when used in accordance with the applicable documentation, will (a) accurately process date data (including, but not limited to, calculating, comparing, and sequencing) from, into, and between the twentieth and twenty-first centuries, including the years 1999 and 2000, and (b) operate without error or interruption relating to date data which represents or references different centuries or more than one century; provided that (i) a customer's license to the Program(s) remains in effect and that customer remains current with support services from Marcam and adopts and implements all upgrades, enhancements and new versions of the Programs that Marcam may ship from time to time, and (ii) all products (e.g., hardware, software and firmware) used in combination with the Programs properly exchange date data with the Programs. Customers can obtain current information about the year 2000 compliance of the Company's products from the Company's web site. Information on the Company's Web site is provided to customers for the sole purpose of assisting in planning for the transition to the year 2000. Such information is the most currently available concerning the behavior of the Company's products in the next century and is provided "as is" without warranty of any kind.

     There can be no assurance that the Company's software products that are designed to be Year 2000 Enabled are entirely Year 2000 Enabled. Further, there can be no assurance that the Company's products will not be integrated by the Company or its customers with, or otherwise interact with, software of other products which is not Year 2000 Enabled and which may malfunction and expose the Company to claims from its customers or other third parties. Additionally, there can be no assurance that software products developed by others and distributed by the Company either as part of, or together with, its software products are Year 2000 enabled. If any of the Company's licensees experience year 2000 problems, such licensees could assert claims for damages against the Company. In addition, the emergence of year 2000 problems with the Company's software products or claims to that effect could result in the loss or delay in market acceptance of the Company's products and services, potentially resulting in decreased sales and the refusal by customers to pay for software already purchased; increased service costs to the Company; or payment by the Company of compensatory or other damages. While it is uncertain as to whether the Company is exposed to potential litigation, or if the market acceptance of the Company's products will be impacted by year 2000 problems, litigation or decreased product acceptance could have an adverse affect on the Company's business, results of operations and financial condition.

     In addition to software products licensed by the Company, there is additional risk to the Company due to the potential failure of applications and products used internally by the Company and those used by significant third-parties who transact business with the Company (such as important vendors, customers, etc.). The Company has formed a Year 2000 group in order to assess the Company's Year 2000 exposures related to software and hardware applications and processes used internally by the Company, and to determine risks that may exist due to Year 2000 non-compliance of third-parties. This group is also assessing Year 2000 exposures related to third-party software products provided with, or as part of, the Company's software products.

     In its assessment of products and applications used internally, the group is responsible for reviewing all microprocessor applications used by the Company, including both information technology applications and non-information technology applications (such as telephone and voice mail systems, etc.). The group's assessment of information technology applications is underway. With respect to third-party information technology applications and products utilized by the Company, the group is currently completing its review of these systems, but does not anticipate a material Year 2000 risk associated with such applications and services. For its internal-use software programs, the Company typically utilizes the most recent versions of third-party products. Therefore, the Company believes the risks and associated costs related to non-compliant third-party products will not be material. With respect to non-information technology applications, the group has started its initial review of the Company's processes and applications. The Company expects the group to have completed its assessment of non-information technology applications within the next six months. While the Company is unable to estimate the future costs that may be incurred in making these systems Year 2000 compliant, it does not anticipate such costs will be material.

     The Year 2000 assessment group is currently working with third-parties to determine if their systems are Year 2000 compliant. The Company is developing contingency plans to ensure continuity of operations in the event that a significant third-party is not Year 2000 compliant. Failure of third-party applications could result in non-payment of customer invoices or the inability of suppliers to produce and deliver mission critical products, among other things.

     To date, the Company has not incurred any material expenditure in connection with identifying or evaluating year 2000 compliance issues. The Company estimates it will not incur any material levels of expenditure on this issue during 1998 and 1999 to support its compliance initiatives. Most of these expenses have been, and in the future are expected to be, related to the opportunity costs of employees evaluating the Company's financial and accounting software, the current versions of the Company's products, and year 2000 compliance matters generally. The Company believes that it is unlikely to experience a material adverse impact on its financial condition or results of operations due to year 2000 compliance issues. However, since the assessment process is ongoing, year 2000 complications are not fully known, and potential liability issues are not clear, the full potential impact of the year 2000 on the Company is not known at this time.

     The Company's expectations as to the extent and timeliness of modifications required in order to achieve year 2000 compliance constitute forward-looking statements which are subject to risks and uncertainties. Actual results may vary materially as a result of a number of factors, including, among others, those described under the heading
                                       36

"Year 2000 Readiness Disclosure Statement and Related Information." There can be no assurance, however, that the Company will be able to successfully modify on a timely basis such products and systems to comply with year 2000 requirements, which failure could have a material adverse effect on the Company's operating results. Further, while the Company believes that its year 2000 compliance efforts will be completed on a timely basis, and in advance of the year 2000 date transition, there can be no assurance that unexpected delays or problems, including the failure to ensure year 2000 compliance by systems or products supplied to the Company by third parties, will not have an adverse effect on the Company, its business, results of operations or financial condition, or the competitiveness or customer acceptance of its products. Further, the Company's current understanding of expected costs is subject to change as the project progresses and does not include potential costs related to actual customer claims, or the cost of internal software and hardware replaced in the normal course of business unless such installation has been accelerated to provide solutions to year 2000 compliance issues.



Impact of the Euro Currency
---------------------------

     On January 1, 1999, eleven of the fifteen member countries of the European Union are scheduled to establish fixed conversion rates between their existing currencies ("legacy currencies") and one common currency, the "euro". At that time the euro will trade on currency exchanges and may be used for business transactions utilizing electronic fund transfer. Conversion to the euro will eliminate exchange rate risk between member countries, as exchange ranges will be permanent. Beginning in January 2002, new euro-denominated currency will be issued, and legacy currency will be removed from circulation during the first six months of that year. The Company's subsidiaries affected by the euro conversion have established plans to address issues raised by the euro currency conversion. These issues include, among other things, the need to adapt computer, financial and business systems to accommodate euro denominated transactions, and the impact that a fixed exchange rate may have on contract pricing, such as the amount that may be charged in different countries for the same product. The Company does not expect the euro conversion will have a material impact on the Company's business or results of operations, and believes that the Company's currency risk in participating countries may be reduced as the legacy currencies are converted to the euro.

Possible Volatility of Stock Price
----------------------------------

     The stock market from time to time experiences extreme price and volume fluctuations, particularly in the high technology sector. In addition, factors such as announcements of technological innovations or new products by Marcam Solutions or its competitors, quarterly financial releases, as well as market conditions in the computer software or hardware industries, may have a significant impact on the market price of Marcam Solutions' Common Stock. Marcam Solutions' Common Stock has experienced, and may in the future exhibit, price volatility because of factors related, as well as unrelated, to the Company's operating performance.

Anti-Takeover Provisions; Rights Plan; Issuance of Preferred Stock
------------------------------------------------------------------

     Marcam Solutions' certificate of incorporation and by-laws contain provisions that may make it more difficult for a third party to acquire, or discourage acquisition bids for, or discourage changes in management of, Marcam Solutions. These provisions could limit the price that certain investors might be willing to pay in the future for shares of Marcam Solutions Common Stock. Also, Marcam Solutions has adopted a Shareholder Rights Plan, pursuant to which Marcam Solutions has distributed to its stockholders rights to purchase shares of junior participating preferred stock (the "Rights Plan"). Upon certain triggering events, such rights become exercisable to purchase Marcam Solutions Common Stock at a price substantially discounted from the then applicable market price of Marcam Solutions Common Stock. The Rights Plan could generally discourage a merger or tender offer involving the securities of Marcam Solutions that is not approved by the Marcam Solutions Board by increasing the cost of effecting any such transaction and, accordingly, could have an adverse impact on stockholders who might want to vote in favor of such merger or participate in such tender offer. The issuance of Preferred Stock, while providing desirable flexibility in connection with possible acquisitions and other corporate purposes, could have the effect of making it more difficult for a third party to acquire, or of discouraging a third party from acquiring, a majority of the outstanding voting stock of Marcam Solutions.

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

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

The following is a list of the Consolidated Financial Statements and Supplemental Data appearing herein:

                                                                                                Page
                                                                                                ----
        Report of Independent Accountants........................................................40

        Consolidated Balance Sheets as of September 30, 1998 and 1997............................41

        Consolidated Statements of Operations for each of the three years in the period ended September 30, 1998...............................................................42

        Consolidated Statements of Stockholders' Equity for each of the three years in the period ended September 30, 1998.....................................................43

        Consolidated Statements of Cash Flows for each of the three years in the period ended September 30, 1998.....................................................44

        Notes to Consolidated Financial Statements...............................................45

        Supplemental Financial Information.......................................................64

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders of Marcam Solutions, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Marcam Solutions, Inc. and its subsidiaries at September 30, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.




PricewaterhouseCoopers LLP
Boston, Massachusetts
October 23, 1998

                             MARCAM SOLUTIONS, INC.
                           Consolidated Balance Sheets
                      (In thousands, except per share data)

                                                                                       September 30,
                                                                                  ------------------------
                                                                                    1998          1997
                                                                                  ---------     ----------
Assets
Current assets:
   Cash and cash equivalents (Note 3)                                             $  24,929      $  26,474
   Short-term investments (Note 3)                                                    3,131         11,503
   Accounts receivable, net of allowances of $2,235 in 1998
      and $2,037 in 1997 (Note 4)                                                    29,623         24,273
   Prepaid expenses and other current assets                                          4,335          6,639
                                                                                  ---------      ---------
          Total current assets                                                       62,018         68,889
                                                                                  ---------      ---------
Property and equipment, net (Notes 3 and 5)                                           6,372          6,224
Computer software costs, net (Note 3)                                                   917          2,475
Other assets                                                                            195            281
                                                                                  ---------      ---------

          Total assets                                                            $  69,502      $  77,869
                                                                                  =========      =========

Liabilities and Stockholders' Equity
Current liabilities:
   Accounts payable                                                               $   7,379      $   4,142
   Accrued expenses and other current liabilities (Note 6)                           28,652         29,457
   Deferred revenue                                                                  16,051         22,396
                                                                                  ---------      ---------
          Total current liabilities                                                  52,082         55,995
                                                                                  ---------      ---------
Capital lease obligations (Note 7)                                                      119            318
Deferred income taxes (Note 8)                                                           99            694
                                                                                  ---------      ---------
          Total liabilities                                                          52,300         57,007
                                                                                  ---------      ---------

Commitments and contingencies (Note 9)
Stockholders' equity (Notes 7 and 10):
  Preferred stock, $.01 par value; 5,000 shares authorized                               --             --
    at September 30, 1998 and 1997
  Common stock, $.01 par value; 30,000 shares                                            77             75
    authorized at September 30, 1998 and 1997; 7,740 and  7,457 shares issued and outstanding at September 30, 1998 and 1997, respectively
  Additional paid-in capital                                                        144,604        142,766
  Accumulated deficit                                                              (126,597)      (121,072)
  Cumulative translation adjustment                                                    (882)          (907)
                                                                                  ---------      ---------
          Total stockholders' equity                                                 17,202         20,862
                                                                                  ---------      ---------

          Total liabilities and stockholders' equity                              $  69,502      $  77,869
                                                                                  =========      =========

        The accompanying notes are an integral part of the consolidated financial statements.

                             MARCAM SOLUTIONS, INC.
                      Consolidated Statements of Operations
                      (In thousands, except per share data)


                                                                        Year Ended September 30,
                                                                  ---------------------------------
                                                                     1998       1997        1996
                                                                  ----------   --------    --------
Revenues:
    License                                                        $ 53,861    $ 66,390    $ 93,137
    Services                                                         70,659      97,490     108,287
                                                                   --------    --------    --------
       Total revenues                                               124,520     163,880     201,424
                                                                   --------    --------    --------

Operating expenses:
    Cost of license revenues                                          4,275      14,636      16,669
    Cost of services revenues                                        49,411      56,234      69,493
    Selling and marketing (Note 4)                                   40,533      66,596      82,790
    Product development                                              32,085      34,301      27,680
    General and administrative                                        6,350       9,505       9,987
    Restructuring and other charges (Note 6)                         (1,896)     19,175      10,600
                                                                   --------    --------    --------
       Total operating expenses                                     130,758     200,447     217,219
                                                                   --------    --------    --------

Operating loss                                                       (6,238)    (36,567)    (15,795)
Litigation settlement (Note 9)                                           --         --       (3,250)
Interest and other income                                             3,152       1,411       1,443
Interest and other expense                                           (1,339)     (3,518)     (4,138)
                                                                   --------    --------    --------

Loss before income tax expense and extraordinary item                (4,425)    (38,674)    (21,740)
Income tax expense (Note 8)                                          (1,100)     (5,200)     (4,586)
                                                                   --------    --------    --------

Loss before extraordinary item                                       (5,525)    (43,874)    (26,326)
Extraordinary loss from early extinguishment
      of debt, net of $0 of income taxes (Note 7)                        --      (3,009)         --
                                                                   --------    --------    --------

Net loss                                                           $ (5,525)   $(46,883)   $(26,326)
                                                                   ========    ========    ========

Basic and diluted loss per share before extraordinary item         $  (0.73)   $  (7.27)   $  (4.63)
Basic and diluted extraordinary loss per share                           --       (0.50)         --
                                                                   --------    --------    --------
Basic and diluted net loss per share                               $  (0.73)   $  (7.77)   $  (4.63)
                                                                   ========    ========    ========

Weighted average number of basic and diluted
    shares outstanding (Note 3)                                       7,580       6,035       5,692
                                                                   ========    ========    ========

        The accompanying notes are an integral part of the consolidated financial statements.

                             MARCAM SOLUTIONS, INC.
                 Consolidated Statements of Stockholders' Equity
                                 (In thousands)

                        Series D and E
                          Convertible                           Additional                 Unamortized    Cumulative      Total
                        Preferred Stock       Common Stock       Paid-in    Accumulated      Deferred    Translation  Stockholders'
                       Shares   Par Value  Shares   Par Value     Capital      Deficit     Compensation   Adjustment     Equity
                       ------   ---------  ------   ---------     -------      -------     ------------   ----------     ------
Balance at September 30,
  1995                   225      $ 225   11,271      $ 113      $ 65,672    $ (36,469)      $(1,100)      $(1,795)    $ 26,646

Sale of convertible
  preferred stock
  (Note 10)              100        100       --         --         9,400           --            --            --        9,500

Issuance of warrants
  with preferred
  stock (Note 10)         --         --       --         --           500           --            --            --          500

Exercise of stock
  options                 --         --      113          1           566           --            --            --          567

Sale of common stock
  under the
  Employee Stock
  Purchase Plan           --         --       86         --           791           --            --            --          791

Stock grants canceled and
  compensation
  expense (Note 10)       --         --      (39)        --          (327)          --           515            --          188

Effect of foreign
  currency translation    --         --       --         --            --           --            --          (192)        (192)

Net loss                  --         --       --         --            --      (26,326)           --            --      (26,326)
                         ---      -----   ------      -----      --------    ---------       -------       -------     --------

Balance at September 30,
  1996                   325        325   11,431        114        76,602      (62,795)         (585)       (1,987)      11,674
                         ---      -----   ------      -----      --------    ---------       -------       -------     --------

Exercise of stock
  options                 --         --      102          1           704           --            --            --          705

Sale of common stock
  under the
  Employee Stock
  Purchase Plan           --         --       81          1           822           --            --            --          823

Stock grants canceled
  and compensation
  expense (Note 10)       --         --      (10)        --          (106)          --           585            --          479

Compensation related
  to unexercised
  stock options           --         --       --         --           378           --            --            --          378

The Distribution (Notes 2 and 7):
  Effect of the
    Distribution on
    shares outstanding  (325)      (325)  (4,147)       (41)          366           --            --            --           --

  Disposal of MAPICS,
    Inc.                  --         --       --         --            --      (11,394)           --            --      (11,394)

  Capital contributed
    and Subordinated
    Notes assumed by
    MAPICS, Inc.          --         --       --         --        64,000           --            --            --       64,000

Effect of foreign
  currency translation    --         --       --         --            --           --            --         1,080        1,080

Net loss                  --         --       --         --            --      (46,883)           --            --      (46,883)
                         ---      -----   ------      -----      --------    ---------       -------       -------     --------

Balance at September 30,
  1997                    --         --    7,457         75       142,766     (121,072)           --          (907)      20,862
                         ---      -----   ------      -----      --------    ---------       -------       -------     --------

Exercise of stock
  options                 --         --      198          2         1,376           --            --            --        1,378

Sale of common stock
  under the
  Employee Stock
  Purchase Plan           --         --       85         --           462           --            --            --          462

Effect of foreign
  currency translation    --         --                                             --            --            25           25

Net loss                  --         --       --         --            --       (5,525)           --            --       (5,525)
                         ---      -----   ------      -----      --------    ---------       -------       -------     --------

Balance at September 30,
  1998                    --      $  --    7,740      $  77      $144,604    $(126,597)      $    --       $  (882)    $ 17,202
                         ===      =====   ======      =====      ========    =========       =======       =======     ========

        The accompanying notes are an integral part of the consolidated financial statements.

                                              MARCAM SOLUTIONS, INC.
                                       Consolidated Statements of Cash Flows
                                                  (In thousands)

                                                                                 Year Ended September 30,
                                                                     --------------------------------------------------
                                                                          1998             1997              1996
                                                                     ---------------  ---------------   ---------------
Cash flows from operating activities:
   Net loss                                                           $ (5,525)        $  (46,883)        $(26,326)
   Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
     Depreciation and amortization                                       5,444             15,093           15,877
     Provision for (reversal of) restructuring and other charges,
       non-cash portion                                                 (1,896)            11,743            3,730
     Extraordinary loss from extinguishment of debt, non-cash portion       --              1,259               --
     Provision for bad debts                                             1,676              3,820            3,828
     Deferred income taxes                                                  (3)                49             (459)
     Changes in operating assets and liabilities, net of effects of acquisitions and divestitures:
       Accounts receivable                                              (7,263)             2,984            1,779
       Prepaid expenses and other assets                                 1,564             (1,446)          (2,648)
       Accounts payable                                                  3,063             (3,324)           2,748
       Accrued expenses and other current liabilities                      335              2,944             (148)
       Deferred revenue                                                 (5,369)             4,272            2,220
                                                                       -------          ---------          -------
         Net cash provided by (used for) operating activities           (7,974)            (9,489)             601
                                                                       -------          ---------          -------

Cash flows from investing activities:
   Purchases of property and equipment                                  (4,073)            (3,510)          (6,114)
   Additions to computer software costs                                     --             (7,563)         (12,233)
   Purchases of short-term investments                                  (3,131)           (11,503)          (6,909)
   Proceeds from the sale of short-term investments                     11,503                 --            8,928
   Net cash divested in disposal of subsidiaries                            --             (3,632)            (461)
                                                                       -------          ---------          -------
         Net cash provided by (used for) investing activities            4,299            (26,208)         (16,789)
                                                                       -------          ---------          -------

Cash flows from financing activities:
   Proceeds from issuance of convertible preferred stock                    --                 --            9,500
   Proceeds from issuance of warrants                                       --                 --              500
   Principal payments on debt and capital lease obligations               (250)              (436)            (379)
   Capital contributed by MAPICS, Inc.                                      --             39,000               --
   Common stock issued under Employee Stock Purchase Plan                  462                823              791
   Proceeds from stock option exercises                                  1,378                705              567
                                                                       -------          ---------          -------
         Net cash provided by financing activities                       1,590             40,092           10,979
                                                                       -------          ---------          -------

Effect of exchange rate changes on cash and cash equivalents               540                262             (286)
                                                                       -------          ---------          -------

Net increase (decrease) in cash and cash equivalents                    (1,545)             4,657           (5,495)
Cash and cash equivalents at beginning of year                          26,474             21,817           27,312
                                                                       -------          ---------          -------

Cash and cash equivalents at end of year                               $24,929          $  26,474          $21,817
                                                                       =======          =========          =======

See supplemental disclosure of cash flow information in Note 12.


        The accompanying notes are an integral part of the consolidated financial statements.

                             MARCAM SOLUTIONS, INC.
                   Notes to Consolidated Financial Statements


1.    NATURE OF BUSINESS

     Marcam Solutions, Inc. and subsidiaries ("Marcam Solutions" or the "Company") develops, globally markets, implements, and supports enterprise resource planning software applications components designed exclusively for process plant manufacturers and enterprise asset management software for all capital-intensive industries. The Company's mission is to provide process manufacturing companies with specialized, agile, business solutions that enable them to achieve process operational excellence while realizing low total cost of ownership and to provide best-of-breed asset management solutions to industries that must protect and optimize their capital investments. The Company also provides customer support, consulting services, education, and programming services to its customers. The Company's primary geographic markets include North America, Europe, Latin America, Asia Pacific, Africa and the Middle East.


2.    THE DISTRIBUTION

     On July 29, 1997, Marcam Corporation spun off in a tax-free distribution the portion of its business relating to its PRISM, Protean and Avantis product lines. In connection with the distribution, Marcam Corporation transferred to Marcam Solutions, Inc., at that time a new wholly-owned subsidiary of Marcam Corporation, substantially all of the business, assets and liabilities relating to its PRISM, Protean and Avantis product lines and an aggregate of $39.0 million in cash in exchange for (i) the assumption by Marcam Solutions of certain liabilities and obligations relating to the business to be conducted by Marcam Solutions, (ii) a number of shares of common stock of Marcam Solutions sufficient for Marcam Corporation to make the distribution and (iii) warrants to purchase an aggregate of 500,000 shares of common stock of Marcam Solutions. Marcam Corporation distributed all of its ownership interest in Marcam Solutions by means of a distribution on July 29, 1997 to its stockholders of record on July 23, 1997 (the "Distribution"). In the Distribution, each stockholder of Marcam Corporation received one share of Marcam Solutions common stock for each two shares of Marcam Corporation common stock held and five shares of Marcam Solutions common stock for each share of Marcam Corporation preferred stock held. In connection with the Distribution, Marcam Corporation changed its name from "Marcam Corporation" to "MAPICS, Inc." ("MAPICS").

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

     For accounting purposes, in connection with the Distribution, MAPICS assumed and repaid Marcam Corporation's outstanding $25,000,000 9.82% unsecured Subordinated Notes. The repayment resulted in an extraordinary loss to Marcam Solutions of $3,009,000 related to the early extinguishment of this debt. The extraordinary loss included prepayment penalties of $1,750,000 and the write-off of deferred financing costs approximating $1,259,000. No tax benefit was recognized for the extraordinary loss due to the uncertainty of realizing that benefit. At September 30, 1998 and 1997, the Company had no debt other than capitalized leases (See Note 7).

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

                             MARCAM SOLUTIONS, INC.
             Notes to Consolidated Financial Statements (Continued)

     The following unaudited pro forma financial information for the years ended September 30, 1997 and 1996 reflects how the disposition of the MAPICS business might have affected the statements of operations of Marcam Solutions if the disposition had occurred on October 1, 1995. The pro forma financial information is presented as if Marcam Solutions had been operated as a separate entity, principally by deducting the operating results of MAPICS from the historical consolidated operating results of Marcam Corporation. The pro forma data is for informational purposes only and may not necessarily reflect future results of operations or what the results of operations would have been had Marcam Solutions been operating as a separate entity. Actual results for the year ended September 30, 1998 have been presented for comparative purposes.

Pro Forma Results of Operations
(In Thousands, Except Per Share Data)

                                                                                Year Ended September 30,
                                                                  ------------------------------------------------------
                                                                       1998               1997               1996
                                                                  ----------------   ---------------    ---------------
                                                                      Actual            Pro Forma         Pro Forma
                                                                  ----------------   ---------------    ---------------
Revenues:
    License                                                       $ 53,861               $ 27,466          $ 47,796
    Services                                                        70,659                 65,485            76,026
                                                                  --------               --------          --------
       Total revenues                                              124,520                 92,951           123,822
                                                                  --------               --------          --------

Operating expenses:
    Cost of license revenues                                         4,275                  7,628             9,756
    Cost of services revenues                                       49,411                 44,857            58,341
    Selling and marketing                                           40,533                 40,298            52,649
    Product development                                             32,085                 25,790            21,282
    General and administrative                                       6,350                  7,290             7,965
    Restructuring and other charges                                 (1,896)                19,175            10,600
                                                                  --------               --------          --------
       Total operating expenses                                    130,758                145,038           160,593
                                                                  --------               --------          --------

Operating loss                                                      (6,238)               (52,087)          (36,771)
Other income (expense), net                                          1,813                 (2,107)           (5,945)
Income tax expense                                                  (1,100)                (3,936)           (4,160)
                                                                  --------               --------          --------

Loss before extraordinary item                                      (5,525)               (58,130)          (46,876)
Extraordinary item                                                      --                 (3,009)               --
                                                                  --------               --------          --------

Net loss                                                          $ (5,525)              $(61,139)         $(46,876)
                                                                  ========               ========          ========

Basic and diluted net loss per share before extraordinary item    $  (0.73)              $  (9.63)         $  (8.24)
Basic and diluted extraordinary loss per share                          --                  (0.50)               --
                                                                  --------               --------          --------
Basic and diluted net loss per share                              $  (0.73)              $ (10.13)         $  (8.24)
                                                                  ========               ========          ========

Weighted average number of basic and diluted
     shares outstanding                                              7,580                  6,035             5,692
                                                                  ========               ========          ========

                             MARCAM SOLUTIONS, INC.
             Notes to Consolidated Financial Statements (Continued)

3.    SIGNIFICANT ACCOUNTING POLICIES

     (a) Basis of Presentation
         ---------------------

     The consolidated financial statements include the accounts of Marcam Solutions, Inc. and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. See Note 2 for basis of presentation of the Distribution.

     (b) Use of Estimates by Management
         ------------------------------

     The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The most significant estimates included in these financial statements are the valuation of accounts receivable, deferred tax assets, capitalized software development costs and intangible assets. Actual results may differ from estimates.

     (c) Revenue Recognition
         -------------------

         The Company recognizes revenues from the sale of its software licenses upon the signing of license agreements, delivery of the software and determination that collection of the related receivable is probable. Under the terms of the Company's license agreements, the customer is responsible for installation and training. At the time the Company recognizes revenues from the sale of software licenses, no significant vendor obligations remain, and the costs of insignificant support obligations are accrued. Fees from licenses sold together with consulting services are recognized as above, provided that payment of the license fee is not contingent upon the performance of the consulting services.

     Revenues from exclusive marketing agreements with resellers are included in license revenues and recognized when no additional obligations remain under the agreement and collection is probable.

     The Company recognizes revenues from license renewals (which typically include some customer support obligations) and post-contract customer support agreements as services revenues ratably over the terms of the agreements. Revenues from consulting and custom programming services are recognized as services are performed. Related expenses are included in cost of services revenues.

     Generally, revenues from sales through third-party representatives are included in revenues, and related commissions are included in selling and marketing expenses. In certain situations, revenues from affiliates are recorded as royalties in license revenues (See Note 15).

     (d) Cash Equivalents and Short-Term Investments
         -------------------------------------------

     Cash equivalents consist of highly liquid investments with original maturities of three months or less from the date of purchase. Investments with maturities greater than three months and less than twelve months are considered to be short-term investments. Cash equivalents and short-term investments consist primarily of commercial paper, corporate bonds, time deposits and money market investments.

     The Company classifies all securities that mature in less than one year as "held to maturity" securities. At September 30, 1998, held to maturity securities consisted of corporate bonds of $202,000 and commercial paper of $2,929,000. At September 30, 1997, held to maturity securities consisted of corporate bonds of $7,556,000, government and agency obligations of $2,000,000, and commercial paper of $1,947,000. Held to maturity securities are recorded at amortized cost, which approximated fair value at September 30, 1998 and 1997. No unrealized gains or losses have been recognized on these investments.

                             MARCAM SOLUTIONS, INC.
             Notes to Consolidated Financial Statements (Continued)

     (e) Concentrations of Credit Risk
         -----------------------------

     Financial instruments which potentially expose the Company to concentrations of credit risk consist primarily of trade accounts receivable. The Company provides credit, in the normal course of business, to various types and sizes of manufacturers located throughout the world, and typically does not require collateral from customers. Management does not believe significant credit risk exists at September 30, 1998, or existed at September 30, 1997.

     (f) Property and Equipment
         ----------------------

     Property and equipment is stated at cost. Depreciation is calculated using the straight-line method based upon the following estimated useful lives:

                  Furniture and fixtures                      5 to 7 years
                  Computer equipment and software             3 to 5 years
                  Leasehold improvements                      Shorter of lease term or useful life of asset

     (g) Computer Software Costs
         -----------------------

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

     No computer software costs were capitalized during 1998. Computer software costs capitalized during 1997 and 1996 amounted to approximately $7,563,000 and $12,233,000, respectively. Amortization of computer software costs during the years ended September 30, 1998, 1997 and 1996 was approximately $1,523,000, $8,991,000 and $9,034,000, respectively. In fiscal 1997, capitalized software and translation costs related to the Protean and Avantis.Pro product lines with a net book value of $11,125,000 were written off as a result of management's assessment of net realizable value (See Note 6). Additionally in fiscal 1997, capitalized software and translation costs with a net book value of $15,863,000 were transferred to MAPICS, Inc. in connection with the Distribution described in Note 2. In fiscal 1996, capitalized software and translation costs with a net book value of $2,090,000 were written off as part of the 1996 restructuring charges described in Note 6. Accumulated amortization at September 30, 1998 and 1997 totaled $17,201,000 and $21,491,000, respectively.

     (h) Goodwill
         --------

     The excess of the cost of businesses acquired over the fair market value of net assets acquired is being amortized to expense on a straight-line basis over eight years.

     (i) Intangible Assets
         -----------------

     The Company evaluates the net realizable value of capitalized software and other intangibles on a quarterly basis using undiscounted cash flows. The Company's review of intangible assets includes an analysis of past operating results, business plans and budgets related to recoverability of the specific assets.

                             MARCAM SOLUTIONS, INC.
             Notes to Consolidated Financial Statements (Continued)

     (j) Foreign Currency Translation
         ----------------------------

     The functional currency for each of the Company's foreign operations is generally its local currency. Assets and liabilities of foreign subsidiaries are translated into U.S. dollars at year-end rates of exchange. Revenues and expenses are translated into U.S. dollars at the average rates for the periods. The resultant translation adjustments are reflected as a separate component of stockholders' equity on the consolidated balance sheets. Foreign currency transaction gains and losses are included in results of operations.

     (k) Income Taxes
         ------------

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

     (l) Basic and Diluted Earnings Per Share
         ------------------------------------

     Basic earnings per share is based upon the weighted average number of common shares outstanding during the period. Diluted earnings per share is based upon the weighted average number of common shares outstanding during the period plus additional weighted average common equivalent shares outstanding during the period. Common equivalent shares have been excluded from the computation of diluted loss per share in each period, as their effect would have been anti-dilutive. The following table reconciles the numerator and denominator of the basic and diluted earnings per share computations shown on the Consolidated Statements of Operations:

                                                                            Year Ended September 30,
                                                              -----------------------------------------------------
                                                                   1998               1997              1996
                                                              ---------------    ---------------   ----------------
                                                                     (In thousands, except per share data)
BASIC AND DILUTED LOSS PER SHARE
Numerator:
     Loss before extraordinary item                              $(5,525)          $(43,874)           $(26,326)
                                                                 -------           --------            --------

Denominator:
     Common shares outstanding                                     7,580              6,035               5,692
                                                                 -------           --------            --------

Basic and diluted loss per share before extraordinary item       $ (0.73)          $  (7.27)           $  (4.63)
                                                                 =======           ========            ========

     Options and warrants to purchase 2,046,109, 1,213,587 and 1,912,938 weighted shares of common stock outstanding at September 30, 1998, 1997, and 1996, respectively, and 1,340,068 and 1,625,000 weighted shares of common stock issuable upon the conversion of preferred stock at September 30, 1997 and 1996, respectively, were excluded from the calculation of diluted earnings per share because the effect of their inclusion would have been anti-dilutive.

                             MARCAM SOLUTIONS, INC.
             Notes to Consolidated Financial Statements (Continued)

     For purposes of computations of basic and diluted loss per share, the distribution of one share of Marcam Solutions common stock for each two shares of Marcam Corporation common stock in connection with the Distribution was reflected as a 2-for-1 reverse stock split occurring on July 29, 1997. Accordingly, historical basic and diluted loss per share and the corresponding weighted average shares outstanding have been restated to present this stock split.

     (m) New Accounting Pronouncements
         -----------------------------

     In June 1997, Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"), was issued, which requires businesses to disclose comprehensive income and its components in general purpose financial statements, with reclassification of prior period financial statements. SFAS 130 is effective for fiscal periods beginning after December 15, 1997 and its adoption is not expected to have a material impact on the Company's disclosures.

     In June 1997, Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"), was issued, which redefines how operating segments are determined and requires disclosures of certain financial and descriptive information about a company's operating segments. SFAS 131 is effective for fiscal periods beginning after December 15, 1997 and its adoption may require additional disclosure of the Company's historical financial data.

     In October 1997, Statement of Position 97-2, "Software Revenue Recognition" ("SOP 97-2"), was issued, which provides guidance on applying generally accepted accounting principles in recognizing revenue on software transactions and replaces Statement of Position 91-1. SOP 97-2 is effective for transactions entered into in fiscal periods beginning after December 15, 1997. The Company will adopt the guidelines of SOP 97-2 as of October 1, 1998 and its adoption is not expected to have a material impact on the Company's financial position and results of operations.

     In March 1998, Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"), was issued, which provides guidance on applying generally accepted accounting principles in accounting for the costs of computer software developed or obtained for internal use. SOP 98-1 is effective for financial statements for fiscal years beginning after December 15, 1998 (although earlier application is encouraged), and will result in the capitalization of certain qualifying costs incurred in the development of software for internal use. The Company will adopt the guidelines of SOP 98-1 as of October 1, 1998, and its adoption is not expected to have a material impact on the Company's financial position and results of operations.

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999 (October 1, 1999 for the Company). SFAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. Management anticipates that, due to the Company's limited use of derivative instruments, the adoption of FAS 133 will not have a material impact on the Company's financial position and results of operations.

                             MARCAM SOLUTIONS, INC.
             Notes to Consolidated Financial Statements (Continued)

4.   ALLOWANCE FOR DOUBTFUL ACCOUNTS

     The Company provides reserves for customer receivable balances considered potentially uncollectible. The Company's allowance for doubtful accounts amounted to $2,235,000, $2,037,000 and $2,472,000 at September 30, 1998, 1997
and 1996, respectively. The provision charged to bad debt expense, which is generally included in selling and marketing expenses, was $1,676,000, $3,820,000 and $3,828,000 for fiscal 1998, 1997 and 1996, respectively, and write-offs against the allowance were $1,478,000, $2,598,000 and $4,361,000 for fiscal 1998, 1997 and 1996, respectively. In fiscal 1997, $1,657,000 of the allowance was transferred to MAPICS, Inc. in connection with the Distribution described in
Note 2.


5.  PROPERTY AND EQUIPMENT

   Property and equipment consists of the following:

                                                                 September 30,
                                                      -------------------------------------
                                                            1998                1997
                                                      -----------------    ----------------
                                                                 (In thousands)
Furniture and fixtures                                   $  2,965            $  2,742
Computer equipment and software                            21,437              18,635
Leasehold improvements                                      1,323               1,431
                                                         --------            --------
                                                           25,725              22,808
Accumulated depreciation and amortization                 (19,353)            (16,584)
                                                         --------            --------
                                                         $  6,372            $  6,224
                                                         ========            ========

         The carrying value of assets under capital leases included in the above was $570,000 and $612,000 at September 30, 1998 and 1997, respectively, which was net of accumulated amortization of $595,000 and $586,000 at September 30, 1998 and 1997, respectively. In connection with the Distribution described in
Note 2, property and equipment with a net book value of $3,188,000 was transferred to MAPICS during fiscal 1997.


6.   ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

     Accrued expenses and other current liabilities consists of:

                                                                 September 30,
                                                      -------------------------------------
                                                           1998                 1997
                                                      ----------------     ----------------
                                                                 (In thousands)
Accrued commissions and royalties                         $ 7,320             $ 3,892
Accrued payroll and related expenses                        7,677               6,468
Accrued restructuring and other charges                       343               3,548
Accrued taxes                                               4,492               5,747
Other                                                       8,820               9,802
                                                          -------             -------
                                                          $28,652             $29,457
                                                          =======             =======

     In connection with the Distribution described in Note 2, accrued expenses and other current liabilities of $13,691,000 were transferred to MAPICS in fiscal 1997.

                             MARCAM SOLUTIONS, INC.
             Notes to Consolidated Financial Statements (Continued)

     Restructuring and other charges reflected in the statements of operations consist of the following:

                                                                            Year Ended September 30,
                                                              -----------------------------------------------------
                                                                   1998               1997              1996
                                                              ---------------    ---------------   ----------------
                                                                                 (In thousands)
Restructuring charges                                            $(1,758)           $ 4,210           $10,600
Write-off capitalized software                                        --             11,125                --
Spin-off costs incurred in the Distribution                         (138)             3,840                --
                                                                 -------            -------           -------

                                                                 $(1,896)           $19,175           $10,600
                                                                 =======            =======           =======

1998 Charge Reversal
     During the third quarter of fiscal 1998, as a result of the substantial completion of the planned restructuring actions and management's assessment of future payments required, the Company reversed $1,896,000 of restructuring and other charges accrued in previous periods. This amount is primarily the result of cost savings achieved in relation to the amounts forecast at the time of the restructurings. Savings from the original forecast were a result of lower than expected severance payments to employees, lower than expected expenses associated with the termination of leases, and the sale of fixed assets associated with several facilities that were closed.

1997 Charges
     During the third quarter of fiscal 1997, the Company's business and operating expense structure were reviewed to identify opportunities for cost reductions, and actions were initiated to reduce operating expenses. As a result of these actions as well as an assessment of capitalized software costs and the costs associated with the Distribution, the Company recorded restructuring and other charges in the third and fourth fiscal quarters of 1997 totaling $19,175,000. Of this amount, approximately $1,710,000 related principally to reductions in staffing (approximately 100 employees) throughout the business, except the Protean and Avantis development organizations; $1,500,000 related to the closure of certain European facilities, including associated write-offs of property and equipment and lease cancellation costs; and $1,000,000 related to other restructuring actions.

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

     Approximately $7,770,000 of the 1997 charges was expected to result in cash expenditures. As of September 30, 1997, $2,379,000 related to the restructuring charges remained in accrued liabilities.

1996 Charges
     In the third and fourth quarters of 1996, the Company recorded restructuring charges of $8,300,000 and $2,300,000, respectively. These charges resulted from the Company's completion of a review of its operating expenses and overall operations. As a result, the Company divested its MXP product line and committed to the restructuring of global operations. Approximately $6,870,000 of the total 1996 restructuring charges was expected to result in cash expenditures. As of September 30, 1997, $1,169,000 related to these charges remained in accrued liabilities.

                             MARCAM SOLUTIONS, INC.
             Notes to Consolidated Financial Statements (Continued)

     Included in the 1996 restructuring charges was $5,500,000 associated with the Company's decision to divest itself of the MXP product line, represented by its Foresight Software, Inc. subsidiary. This charge represented the net loss incurred in connection with the disposition of the stock of Foresight Software, Inc. in a sale effective as of June 30, 1996, as well as additional costs of divestiture. The Company received a promissory note, as revised, in the amount of $1,847,000 from Foresight Software, Inc. and may be entitled to future royalties. The Company has been recognizing the proceeds from the note and any future royalties as cash payments are received, due to the uncertainty of collection. The results of operations for fiscal 1996 of Foresight Software, Inc. and the net assets divested were immaterial to the Company's consolidated results of operations and financial position.

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


7.   CAPITAL LEASE OBLIGATIONS AND CREDIT ARRANGEMENTS

     Capital lease obligations consists of the following:

                                                            September 30,
                                                 -------------------------------------
                                                      1998                 1997
                                                 ----------------     ----------------
                                                            (In thousands)
Capital lease obligations                             $295                $624

Less: current maturities                               176                 306
                                                      ----                ----

Long-term capital lease obligations                   $119                $318
                                                      ====                ====

     In May 1994, the Company issued to institutional investors $25,000,000 of 9.82% unsecured Subordinated Notes due April 30, 2001 (the "Subordinated Notes") and warrants to purchase 383,333 shares of the Company's common stock (See Note
10). In July 1997, in connection with the Distribution, MAPICS assumed and repaid the Subordinated Notes. The repayment resulted in an extraordinary loss to Marcam Solutions of $3,009,000 related to the early extinguishment of this debt. The extraordinary loss included prepayment penalties of $1,750,000 and the write-off of deferred financing costs approximating $1,259,000. No tax benefit was recognized for the extraordinary loss due to the uncertainty of realizing that benefit.

                             MARCAM SOLUTIONS, INC.
             Notes to Consolidated Financial Statements (Continued)

8.    INCOME TAXES

     The components of the provision for income taxes are as follows:

                                                                            Year Ended September 30,
                                                              -----------------------------------------------------
                                                                   1998               1997              1996
                                                              ---------------    ---------------   ----------------
                                                                                 (In Thousands)
State:
     Current                                                     $   --             $   33             $   --
     Deferred                                                        --                 --                 --
                                                                 ------             ------             ------
       Total                                                         --                 33                 --
                                                                 ------             ------             ------

Foreign:
     Current                                                      1,695              5,234              4,975
     Deferred                                                      (595)               (67)              (389)
                                                                 ------             ------             ------
       Total                                                      1,100              5,167              4,586
                                                                 ------             ------             ------

Total                                                            $1,100             $5,200             $4,586
                                                                 ======             ======             ======

     The components of income (loss) from domestic and foreign operations before provision for income taxes are as follows:

                                                                            Year Ended September 30,
                                                              -----------------------------------------------------
                                                                   1998               1997              1996
                                                              ---------------    ---------------   ----------------
                                                                                 (In thousands)
Domestic                                                        $(7,151)          $(41,863)          $(25,593)
Foreign                                                           2,726                180              3,853
                                                                -------           --------           --------

     Total                                                      $(4,425)          $(41,683)          $(21,740)
                                                                =======           ========           ========

     The Company's effective income tax rates of 24.9%, 12.5% and 21.1% for the years ended September 30, 1998, 1997 and 1996, respectively, differ from the expected income taxes for those years calculated by applying the Federal statutory rate of 34% to loss before income taxes as follows:

                                                                            Year Ended September 30,
                                                              -----------------------------------------------------
                                                                   1998               1997              1996
                                                              ---------------    ---------------   ----------------
                                                                                 (In thousands)

Expected tax benefit                                            $(1,505)          $(14,172)           $(7,392)
Losses not benefited                                              2,387             12,723              8,503
Tax effect of foreign activities                                    173              4,006              3,272
Foreign taxes incurred in the Distribution                           --              1,100                 --
Non-deductible expenses                                              45              1,489                 --
Other                                                                --                 54                203
                                                                -------           --------            -------
                                                                $ 1,100           $  5,200            $ 4,586
                                                                =======           ========            =======

                             MARCAM SOLUTIONS, INC.
             Notes to Consolidated Financial Statements (Continued)

     Temporary differences between the financial statement carrying amounts and tax bases of assets and liabilities that give rise to significant portions of the net deferred income tax liability at September 30, 1998 and 1997 relate to the following:

                                                                                         September 30,
                                                                              -------------------------------------
                                                                                   1998                 1997
                                                                              ----------------     ----------------
                                                                                         (In thousands)
Deferred tax assets:
     Net operating loss carryforwards                                           $  4,213              $   101
     Foreign, research and experimentation and other tax credits                   1,642                  532
     Deferred revenue                                                                998                2,391
     Accrued vacation                                                                380                  345
     Accrued compensation                                                            685                  345
     Reserve for bad debts                                                           483                   --
     Restructuring reserves                                                          131                  860
     Other reserves                                                                  804                  156
     Depreciation                                                                    344                   --
     Other                                                                           548                1,487
                                                                                --------              -------
                                                                                  10,228                6,217
Less:  Valuation reserve                                                         (10,005)              (5,831)
                                                                                --------              -------

Net deferred tax assets                                                              223                  386
                                                                                --------              -------

Deferred tax liabilities:
     Capitalized software                                                           (290)                (731)
     Other                                                                           (32)                (349)
                                                                                --------              -------
                                                                                    (322)              (1,080)
                                                                                --------              -------

Net deferred tax liabilities                                                    $    (99)             $  (694)
                                                                                ========              =======

     In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and other matters in making this assessment. As a result of its evaluation of these factors, at September 30, 1998, management recorded a valuation reserve for deferred tax assets of $10,005,000.

     At September 30, 1998, the Company had operating loss carryforwards of approximately $10,500,000, foreign tax credit carryforwards of approximately $786,000, and research and experimentation credit carryforwards of approximately $820,000, expiring between 2002 and 2013. The current year net operating loss includes amounts related to stock option exercises, the benefits of which will be allocated to additional paid-in capital when realized.

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

                             MARCAM SOLUTIONS, INC.
             Notes to Consolidated Financial Statements (Continued)

     A provision has not been made for U.S. or additional foreign taxes on $7,300,000 of undistributed earnings of foreign subsidiaries that could be subject to taxation if remitted to the U.S., because the Company plans to keep these amounts permanently reinvested overseas.

9.   COMMITMENTS AND CONTINGENCIES

Lease Commitments
-----------------

     The Company leases certain equipment and office space under noncancelable agreements and leases which expire at various dates through 2004. At September 30, 1998, future minimum lease payments under noncancelable operating and capital leases were as follows:

                                                                                 Operating             Capital
                                                                                  Leases               Leases
                                                                              ----------------     ----------------
                                                                                         (In thousands)
Year ended September 30:
     1999                                                                        $ 4,710                 $200
     2000                                                                          3,202                   64
     2001                                                                          1,296                   76
     2002                                                                            662                   --
     2003                                                                            426                   --
     Thereafter                                                                      142                   --
                                                                                 =======                 ----
     Total minimum lease payments                                                $10,438                  340
                                                                                 =======

     Less:  Amounts representing interest (annual rates from 6% to 12%)                                   (45)
                                                                                                         ----

     Present value of minimum capital lease obligations                                                   295

     Less: Current maturities                                                                            (176)
                                                                                                         -----

     Capital lease obligations, less current maturities                                                  $119
                                                                                                         ====

     Total rental expense charged to operations was $5,258,000, $6,934,000 and $9,087,000 for 1998, 1997 and 1996, respectively.

     On October 23, 1998, the Company entered into a non-cancelable lease agreement for its headquarter operations. The lease term is for six years, commencing on May 1, 1999. Aggregate lease payments during the six-year term of this lease will amount to $18,449,000.

Litigation
----------

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

                             MARCAM SOLUTIONS, INC.
             Notes to Consolidated Financial Statements (Continued)

      The Company is also subject to other legal proceedings and claims which arise in the normal course of business. While the outcome of these matters cannot be predicted with certainty, management does not believe the outcome of any of these other legal matters will have a material adverse effect on the Company's financial position or results of operations.


10.   STOCKHOLDERS' EQUITY

     As described in Note 2, on July 29, 1997, Marcam Corporation spun off in a tax-free distribution to its stockholders the stock of Marcam Solutions, Inc., representing its business related to its PRISM, Protean and Avantis product lines. In the Distribution, each stockholder of Marcam Corporation received one share of Marcam Solutions common stock for each two shares of Marcam Corporation common stock held and five shares of Marcam Solutions common stock for each share of Marcam Corporation preferred stock held. Each holder of an outstanding stock option to purchase shares of Marcam Corporation common stock retained such Marcam Corporation option, which after the Distribution became an option to purchase the same number of shares of MAPICS common stock, and was granted an option to purchase shares of Marcam Solutions common stock equal to one-half of the number of shares of Marcam Corporation common stock subject to such Marcam Corporation option. Warrants outstanding at the Distribution date were similarly modified or were transferred to MAPICS, Inc.

(a)  Preferred Stock
     ---------------

     In September 1995, Marcam Corporation issued and sold 225,000 shares of Series D Convertible Preferred Stock, par value $1.00 per share, for an aggregate purchase price of $22,500,000. In July 1996, Marcam Corporation issued and sold 100,000 shares of Series E Convertible Preferred Stock, par value $1.00 per share, for an aggregate purchase price of $9,500,000, and warrants to purchase an aggregate of 1,000,000 shares of Marcam Corporation common stock for an aggregate purchase price of $500,000. In connection with the Distribution described in Note 2, 325,000 shares of Series D and Series E preferred stock were converted into 1,625,000 shares of Marcam Solutions common stock (See Note 10(e) regarding warrants).

     Marcam Solutions is authorized to issue 5,000,000 shares of Preferred Stock, $0.01 par value per share.

(b)  Stock Option Plans
     ------------------

     The 1987 Marcam Corporation Stock Plan (the "1987 Plan") provided that the Board of Directors may grant incentive options to key employees and non-qualified options and stock awards to officers, employees and consultants to purchase up to 1,750,000 shares of the Company's common stock. Incentive stock options were granted at not less than the fair market value of the common stock at the time of the grant. Non-qualified options were granted at not less than the lesser of the book value per share of common stock as of the end of the fiscal year of Marcam Corporation immediately preceding the date of such grant or 50% of the fair market value of the common stock at the time of the grant. Under the 1987 Plan, an aggregate of 120,000 shares of restricted common stock were granted to various individuals. These grants became 50% vested in 4-1/2 years and 100% vested in 5-1/2 years according to their original vesting schedules. In fiscal 1997 and 1996, grants representing 10,000 and 45,000 shares of restricted common stock were canceled, respectively. The Company's ability to grant additional options under the 1987 Plan expired on December 31, 1996.

     The Marcam Corporation 1991 Non-Employee Director Stock Option Plan, as amended, provided for the issuance of options to purchase up to 210,000 shares of common stock to eligible members of Marcam Corporation's Board of Directors who were neither employees nor officers of Marcam Corporation.

                             MARCAM SOLUTIONS, INC.
             Notes to Consolidated Financial Statements (Continued)

     The Marcam Corporation 1994 Stock Plan (the "1994 Plan"), as amended, provided that the Board of Directors may grant incentive options to key employees and non-qualified options and stock awards to officers, employees and consultants to purchase up to 2,000,000 shares of Marcam Corporation common stock. Incentive stock options were granted at not less than the fair market value of the common stock at the time of the grant. Non-qualified options were granted at not less than the lesser of the book value per share of common stock as of the end of the fiscal year of Marcam Corporation immediately preceding the date of such grant or 50% of the fair market value of the common stock at the time of the grant. Under the 1994 Plan, an aggregate of 6,000 shares of restricted common stock were granted to various individuals in fiscal year 1996. These grants became 50% vested in 4-1/2 years and 100% vested in 5-1/2 years, according to their original vesting schedules.

     In a prior fiscal year, the Marcam Corporation Board of Directors authorized options to purchase 25,260 shares of Marcam Corporation common stock which were granted outside of the three then-existing stock option plans.

     In June 1997, the Marcam Solutions Board of Directors adopted the Marcam Solutions 1997 Stock Plan (the "1997 Plan"). The 1997 Plan provides that the Board of Directors may grant incentive options to key employees and non-qualified options and stock awards to officers, employees and consultants to purchase up to 2,750,000 shares of the Company's common stock. Incentive stock options must be granted at not less than the fair market value of the common stock at the time of the grant. The exercise price of non-qualified stock options may be less than the fair market value of the common stock on the date of grant, but in no case may the exercise price be less than the statutory minimum. Options under the 1997 Plan generally vest over a 4 or 5 year period and expire ten years from the date of grant.

     In June 1997, the Marcam Solutions Board of Directors adopted the Marcam Solutions, Inc. 1997 Non-Employee Director Stock Option Plan (the "Directors Plan"). The Directors Plan provides for the issuance of options to purchase up to 160,000 shares of common stock to eligible members of the Company's Board of Directors who are neither employees nor officers of the Company. The options must be granted at not less than the fair market value of the common stock on the date of grant. Options under the Directors Plan vest over a 4 year period and expire ten years from the date of grant.

     Immediately prior to the Distribution, on July 29, 1997, options to purchase an aggregate of 2,601,561 shares of Marcam Corporation common stock were held by employees, consultants and directors of Marcam Corporation under the stock option plans. In connection with the Distribution, each holder of an outstanding stock option to purchase shares of Marcam Corporation common stock
(i) retained such Marcam Corporation option, which after the Distribution became an option to purchase the same number of shares of MAPICS common stock (the "Adjusted MAPICS Options"), and (ii) was granted an option to purchase shares of Marcam Solutions common stock equal to one-half of the number of shares of Marcam Corporation common stock subject to such Marcam Corporation option (the "Adjusted Marcam Solutions Option"). The current exercise price of the Marcam Corporation options was allocated between the Adjusted MAPICS Options and the Adjusted Marcam Solutions Options on a basis intended to preserve the "spread" value of the existing Marcam Corporation options. As adjusted, each of the two options had the same ratio of exercise price per option to the market value per share, the same vesting provisions, option periods and other terms and conditions and, in the aggregate, the same difference between the market value and exercise price as reflected in the original Marcam Corporation option. Generally, each adjusted stock option vests based on years of service with either Marcam Solutions or MAPICS, Inc. pursuant to the Distribution agreement. Certain modifications made by MAPICS, Inc. to an Adjusted MAPICS Option may require the Company to make similar modifications to the related Marcam Solutions Option.

     The table presented below reflects the activity and historical prices of Marcam Corporation stock options for the periods from September 30, 1995 through July 29, 1997, the date of the Distribution. As of July 29, 1997, the Marcam Corporation stock options were modified and options in Marcam Solutions, Inc. were issued as described above. The table reflects activity and adjusted prices of stock options for the period following the Distribution through September 30, 1998:

                             MARCAM SOLUTIONS, INC.
             Notes to Consolidated Financial Statements (Continued)

                                                                    Number of Shares           Weighted Average
                                                                     Under Options              Exercise Price
                                                                 -----------------------      -------------------

Balance, September 30, 1995                                            1,937,935                   $14.58
     Granted                                                             739,704                    14.32
     Exercised                                                          (112,789)                    5.17
     Canceled                                                           (455,371)                   13.23
                                                                       ---------

Balance, September 30, 1996                                            2,109,479                    15.28
     Granted                                                             783,870                    12.50
     Exercised                                                           (43,803)                    8.80
     Canceled                                                           (247,985)                   13.37
                                                                       ---------

Balance, July 29, 1997                                                 2,601,561                    14.74
     Modification of Marcam Corporation Stock Options                 (1,313,280)                    7.21
     Granted                                                             778,070                     8.21
     Exercised                                                           (58,270)                    5.45
     Canceled                                                            (35,596)                    6.37
                                                                       ---------

Balance, September 30, 1997                                            1,972,485                     7.76
     Granted                                                             746,999                     9.06
     Exercised                                                          (197,900)                    6.96
     Canceled                                                           (312,641)                    8.12
                                                                       ---------

Balance, September 30, 1998                                            2,208,943                   $ 8.22
                                                                       =========

     At September 30, 1998 and 1997, 946,805 and 605,881 options, respectively, were exercisable under the Marcam Solutions stock option plans. Options for 444,887 shares were available for grant at September 30, 1998.

     The following table summarizes information regarding stock options outstanding at September 30, 1998:

                                           Options Outstanding                          Options Exercisable
                            ---------------------------------------------------  -----------------------------------
                                                 Weighted
                                                 Average
                                                Remaining         Weighted                            Weighted
                                 Number        Contractual         Average           Number            Average
 Range of exercise prices     Outstanding      Life (years)    Exercise Price     Outstanding      Exercise Price
--------------------------- ---------------------------------- ----------------  ---------------  ------------------
$0.50                               750            0.6            $ 0.50              750            $ 0.50
$4.36  - $5.98                  252,239            6.7              5.44          164,733              5.40
$6.10  - $7.75                  480,867            7.5              7.03          227,363              6.95
$8.10  - $9.96                1,116,211            8.7              8.41          319,834              8.52
$10.00 - $11.58                 346,876            5.7             11.10          233,125             11.17
$13.14 - $14.57                  12,000            9.7             13.76            1,000             14.57
                              ---------                                           -------
                              2,208,943            7.7            $ 8.22          946,805            $ 8.25
                              =========                                           =======

                             MARCAM SOLUTIONS, INC.
             Notes to Consolidated Financial Statements (Continued)

(c)  Stock Purchase Plan
     -------------------

     The 1990 Marcam Corporation Employee Stock Purchase Plan ("1990 Plan") permitted each full-time employee, excluding those owning 5% or more of the Company's stock, to purchase, at 85% of the lesser of beginning or end of period fair market value, up to 500 shares of common stock for each six-month period. A total of 600,000 shares of common stock were authorized for issuance under the 1990 Plan. In fiscal years 1997 and 1996, 81,246 and 86,440 shares were issued, respectively.

     In June 1997, the Marcam Solutions Board of Directors adopted the 1997 Marcam Solutions Employee Stock Purchase Plan ("1997 Stock Purchase Plan") which permits each full-time employee, excluding those owning 5% or more of the Company's stock, to purchase, at 85% of the lesser of beginning or end of period fair market value, up to 250 shares of common stock for each six-month period. A total of 300,000 shares of common stock are authorized for issuance under the 1997 Stock Purchase Plan. In fiscal year 1998, 85,254 shares were issued under the 1997 Stock Purchase Plan. No shares were issued under the 1997 Stock Purchase Plan in fiscal year 1997.

(d)  Accounting for Stock Based Compensation
     ---------------------------------------

     In October 1995, Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation ("FAS 123"), was issued which required the Company to elect either expense recognition under FAS 123 or its disclosure-only alternative for stock-based employee compensation. No expense for stock-based compensation was recorded during 1998, 1997 or 1996. The expense recognition provision encouraged by FAS 123 requires fair-value based financial accounting to recognize compensation expense for employee stock compensation plans. The Company adopted FAS 123 in 1997 and elected the disclosure-only alternative provisions. Had compensation costs for stock-based compensation plans related to employees of Marcam Corporation prior to the Distribution and employees of Marcam Solutions subsequent to the Distribution been determined based on the fair value at the grant date as calculated in accordance with FAS 123, the Company's net loss and basic and diluted loss per share for the years ended September 30, 1998, 1997 and 1996 would have been as follows (in thousands, except per share data).

                                Year Ended                      Year Ended                      Year Ended
                            September 30, 1998              September 30, 1997              September 30, 1996
                      ------------------------------- ------------------------------- --------------------------------
                       As reported      Pro forma      As reported      Pro forma      As reported      Pro Forma
                      --------------- --------------- --------------  --------------- --------------- ----------------
Net loss                $(5,525)        $(9,221)        $(46,883)       $(52,671)       $(26,326)       $(27,667)
Net loss per share      $ (0.73)        $ (1.22)        $  (7.77)       $  (8.73)       $  (4.63)       $  (4.86)

     The fair value of stock-based compensation awards is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in fiscal 1998, 1997 and 1996, respectively: dividend yield of 0%, 0% and 0%; expected volatility of 72% in 1998, 55% prior to the Distribution and 65% subsequent to the Distribution in 1997, and 55% in 1996; risk-free interest rates of 5.71%, 6.23% and 5.68%; and expected lives of 5 years, 5 years and 5 years. The weighted-average fair value of options granted during fiscal 1998, 1997 and 1996 was $5.78, $5.80 and $7.66, respectively. The weighted-average fair values on the grant date of shares issued in connection with employee stock plans in fiscal 1998, 1997 and 1996 was $5.81, $4.38 and $3.70, respectively. The effects of applying FAS 123 in this pro forma disclosure are not likely to be representative of the effects on reported net income in future years. Additional awards in future years are anticipated. FAS 123 does not apply to awards prior to fiscal 1996. The 1997 pro forma compensation charge under FAS 123 included a one-time charge of $3,034,000 related to the modification of options in connection with the Distribution.

                             MARCAM SOLUTIONS, INC.
             Notes to Consolidated Financial Statements (Continued)

(e)  Warrants
     --------

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

     Warrants to purchase an aggregate of 1,000,000 shares of Marcam Corporation Common Stock issued in connection with the issuance of the Series E Convertible Preferred Stock (the "GA Warrants") were recorded as additional paid-in capital in the amount of $500,000. The warrants may be exercised anytime between July 23, 1996 and July 23, 2003 and were originally priced at $15.36 per share. In connection with the Distribution, the holders of the GA Warrants (i) retained such GA Warrants, which after the Distribution became warrants to purchase MAPICS common stock (the "MAPICS GA Warrants") and (ii) received warrants to purchase 500,000 shares of Marcam Solutions common stock (the "Marcam Solutions GA Warrants"). The exercise price of the GA warrants was allocated between the MAPICS GA Warrants and the Marcam Solutions GA Warrants on a basis intended to preserve the spread value of the original GA Warrants. The resulting exercise price for the Marcam Solutions GA Warrants is $7.66 per share. No warrants have been exercised as of September 30, 1998.

(f)  Stockholder Rights Plan
     -----------------------

     On July 17, 1997, the Company's Board of Directors adopted a Stockholder Rights Agreement. The plan declared a dividend of one preferred stock purchase right (a "Right") for each outstanding share of common stock to stockholders of record at the close of business on July 21, 1997. Each Right entitles holders to purchase one one-thousandth of a share (a "Unit") of a new series of junior participating preferred stock, par value $0.01 per share, at an exercise price of $25 per Unit, subject to adjustment. The Rights become exercisable for common stock only under certain circumstances and in the event of particular events relating to a change in control of the Company. The Rights may be redeemed by the Company under certain circumstances pursuant to the Plan. The Rights expire on July 17, 2007 unless earlier redeemed or exchanged. The Rights have certain anti-takeover effects, in that they would cause substantial dilution to a person or group that attempts to acquire a significant interest in the Company on terms not approved by the Board of Directors.


11.   MAJOR CUSTOMERS AND GEOGRAPHIC INFORMATION

     The Company had no customers which accounted for 10% or more of total revenues in fiscal 1998, 1997 or 1996.

     The Company markets its products worldwide. Revenues are grouped into three main geographic segments: U.S., Europe and All Other. Financial data by geographic area is as follows (in thousands):

                             MARCAM SOLUTIONS, INC.
             Notes to Consolidated Financial Statements (Continued)


                                          U.S.          Europe         All Other     Eliminations         Total
                                       ------------   ------------    ------------   --------------    ------------
1998
----
Net sales to unaffiliated customers     $ 48,365       $46,329          $29,826        $     --          $124,520
Transfers between geographic areas         8,536            --            2,800         (11,336)               --
                                        --------       -------          -------        --------          --------
Total revenues                            56,901        46,329           32,626         (11,336)          124,520
                                        --------       -------          -------        --------          --------
Net income (loss)                        (20,896)        6,018              886           8,467            (5,525)
Identifiable assets                       36,418        21,157           11,927              --            69,502

1997
----
Net sales to unaffiliated customers     $ 90,533       $44,227          $29,120        $     --          $163,880
Transfers between geographic areas         3,248            --            2,298          (5,546)               --
                                        --------       -------          -------        --------          --------
Total revenues                            93,781        44,227           31,418          (5,546)          163,880
                                        --------       -------          -------        --------          --------
Net income (loss)                        (42,536)        1,908            3,006          (9,261)          (46,883)
Identifiable assets                       50,356        16,760           10,753              --            77,869

1996
----
Net sales to unaffiliated customers     $119,021       $51,990          $30,413        $     --          $201,424
Transfers between geographic areas         6,169            --            6,493         (12,662)               --
                                        --------       -------          -------        --------          --------
Total revenues                           125,190        51,990           36,906         (12,662)          201,424
                                        --------       -------          -------        --------          --------
Net income (loss)                        (24,662)        7,804            6,016         (15,484)          (26,326)
Identifiable assets                       94,135        28,399            9,668              --           132,202


12.  SUPPLEMENTAL CASH FLOW INFORMATION

     Cash paid for income taxes and interest and non-cash investing and financing activities for the years ended September 30, 1998, 1997 and 1996 are summarized as follows (in thousands):

                                                                1998                1997                 1996
                                                          -----------------    ----------------    -----------------
Cash paid during the year for:
     Income taxes                                             $3,249             $ 3,645               $1,241
     Interest                                                 $   70             $ 2,256               $2,793

Capital lease obligations incurred                            $   --             $    --               $1,388

Assumption of Subordinated Notes by MAPICS                    $   --             $25,000               $   --


13.   EMPLOYEE BENEFIT PLAN

       In fiscal 1995, Marcam Corporation began to sponsor for eligible employees a profit sharing retirement plan, and in fiscal 1997 Marcam Solutions began to sponsor a similar plan (the "Plans"). In connection with the Distribution described in Note 2, the Marcam Corporation plan was transferred to MAPICS, Inc. The Plans were established under the provisions of Internal Revenue Code Section 401(k). Participants may defer a portion of their annual compensation on a pre-tax basis. The Company may elect to make matching contributions based on a percentage of employees' contributions, subject to limitations as defined in the Plans. Company matching contributions amounted to $738,000, $877,000 and $431,000 for the years ended September 30, 1998, 1997 and
1996, respectively.

                             MARCAM SOLUTIONS, INC.
             Notes to Consolidated Financial Statements (Continued)

14.  ACQUISITIONS

     On February 26, 1993, the Company acquired from International Business Machines Corporation ("IBM") the exclusive worldwide marketing rights to the MAPICS product line for 25 years. The Company also acquired the option to purchase the MAPICS product line and certain related intellectual property rights. As part of the acquisition of the marketing rights, the Company recorded $10,699,000 of intangible assets acquired, consisting principally of installed customer base and affiliation networks, trade names and trademarks, and software technology. The intangible assets were being amortized over their estimated useful lives of 5 to 15 years. In connection with the Distribution, MAPICS intangible costs with a net book value of $4,895,000 were transferred to MAPICS, Inc.


15.  RELATED PARTY TRANSACTIONS

     The Company has a number of marketing and product development relationships with IBM. IBM has also purchased licenses for the Company's product for internal use, as well as for marketing purposes. The Company has purchased certain services, equipment and software licenses from IBM.

     IBM also markets and distributes some Marcam products on the Company's behalf in certain geographies, including Europe, Latin America and Asia Pacific. In fiscal year 1996, the Company recorded royalties from IBM of approximately $604,000 relating to sales of the Company's products.

     The Company also licenses products and provides services to IBM in the ordinary course of business. During fiscal years 1996, the Company recognized an aggregate of approximately $409,000 from licensing products and providing services to IBM. IBM also sells products and provides services, including distribution and translation services, to the Company in the ordinary course of business.

     The Company's total revenues that were derived from transactions with IBM were $1,100,000 for fiscal 1996. Transactions with IBM in 1998 and 1997 were immaterial.

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

                                           First           Second           Third           Fourth
                                          Quarter          Quarter         Quarter         Quarter           Year
                                         ----------       ----------      ----------      -----------      ----------
                                                            (In thousands, except per share data)
1998
----
Revenues                                  $28,108          $31,049        $ 30,953         $ 34,410         $124,520
Operating loss                             (3,297)            (311)           (393)(C)       (2,237)          (6,238)
Net income (loss)                          (3,343)              20              13 (C)       (2,215)          (5,525)
Basic and diluted net income (loss)
   per share                                (0.45)            0.00            0.00 (C)        (0.29)           (0.73)

1997(E)
-----------
Revenues                                  $45,747          $43,804        $ 44,042         $ 30,287         $163,880
Operating loss                             (1,394)          (3,601)        (24,817)(A)       (6,755)(B)      (36,567)
Loss before extraordinary item             (3,095)          (5,321)        (26,977)(A)       (8,481)(B)      (43,874)
Net loss                                   (3,095)          (5,321)        (26,977)(A)      (11,490)(B)      (46,883)
Basic and diluted loss per share
   before extraordinary item                (0.54)           (0.92)          (4.70)(A)        (1.23)(B)        (7.27)
Basic and diluted net loss per share
   (D)                                      (0.54)           (0.92)          (4.70)(A)        (1.66)(B)        (7.77)


(A) The Third Quarter 1997 results include restructuring and other charges of $18,535, or $3.22 per diluted share.

(B) Fourth Quarter 1997 results include other charges of $640, or $.09 per diluted share, and an extraordinary loss of $3,009, or $.43 per diluted share.


(C) Third Quarter 1998 results include a restructuring charge reversal of $1,896, or $0.22 per diluted share.

(D) Historical weighted average shares outstanding and basic and diluted net loss per share have been restated for the Distribution, which has been presented in part as a 2-for-1 reverse stock split occurring on July 29, 1997.

(E) See Note 2 of the Notes to Consolidated Financial Statements and
    Management's Discussion and Analysis of Financial Condition and Results of
    Operations "Overview" for discussion of the Distribution occurring on July
    29, 1997, which is presented in part as a disposal of the business, assets and liabilities of the Company's MAPICS product line. Consequently, the supplemental financial information for the year ended September 30, 1997 includes ten months of results related to the MAPICS business.





Supplemental Pro Forma Financial Information

     The following unaudited pro forma financial information for the fiscal quarters during 1997 reflects how the disposition of the MAPICS business might have affected the statements of operations if the disposition had occurred on October 1, 1996. The pro forma financial information is presented as if Marcam
Solutions had been operated as a separate entity, principally by deducting the operating results of MAPICS from the historical consolidated operating results of Marcam Corporation. The pro forma data is for informational purposes only and may not necessarily reflect future results of operations or what the results of operations would have been had Marcam Solutions been operating as a separate entity. Actual results for the year ended September 30, 1998 have been presented for comparative purposes.

                                           First           Second           Third           Fourth
                                          Quarter          Quarter         Quarter         Quarter           Year
                                         ----------       ----------      ----------      -----------      ----------
                                                            (In thousands, except per share data)
1998
----
Revenues                                  $28,108         $31,049         $ 30,953        $ 34,410         $124,520
Operating loss                             (3,297)           (311)            (393)(C)      (2,237)          (6,238)
Net income (loss)                          (3,343)             20               13 (C)      (2,215)          (5,525)
Basic and diluted net income (loss)
   per share                                (0.45)           0.00             0.00 (C)       (0.29)           (0.73)

1997(E)
-------
Revenues                                  $22,368         $23,018         $ 22,045        $ 25,520         $ 92,951
Operating loss                             (7,187)         (8,380)         (29,678)(A)      (6,842)(B)      (52,087)
Loss before extraordinary item             (8,767)         (9,932)         (31,698)(A)      (7,733)(B)      (58,130)
Net loss                                   (8,767)         (9,932)         (31,698)(A)     (10,742)(B)      (61,139)
Basic and diluted loss per share
   before extraordinary item                (1.53)          (1.73)           (5.51)(A)       (1.12)(B)        (9.63)
Basic and diluted net loss per share
   (D)                                      (1.53)          (1.73)           (5.51)(A)       (1.55)(B)       (10.13)


(A) The Third Quarter 1997 results include restructuring and other charges of $18,535, or $3.22 per diluted share.

(B) Fourth Quarter 1997 results include other charges of $640, or $.09 per diluted share, and an extraordinary loss of $3,009, or $.43 per diluted share.

(C) Third Quarter 1998 results include a restructuring charge reversal of $1,896, or $0.22 per diluted share.

(D) Historical weighted average shares outstanding and basic and diluted net loss per share have been restated for the Distribution, which has been presented in part as a 2-for-1 reverse stock split occurring on July 29, 1997.

(E) See Note 2 of the Notes to Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations "Overview" for discussion of the Distribution occurring on July 29, 1997, which is presented in part as a disposal of the business, assets and liabilities of the Company's MAPICS product line.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information regarding the Company's directors will be set forth under the captions "Election of Directors" and "The Board of Directors and its Committees" in the Company's definitive proxy statement for its annual meeting of stockholders to be held on February 24, 1999 which will be filed with the Securities and Exchange Commission within 120 days of September 30, 1998, and is incorporated herein by reference.

     Information regarding the Company's executive officers is contained in Part I of this report.

ITEM 11. EXECUTIVE COMPENSATION

     Information required by this item will appear under the caption "Executive Compensation" in the Company's definitive proxy statement for its annual meeting of stockholders to be held on February 24, 1999 which will be filed with the Securities and Exchange Commission within 120 days of September 30, 1998, and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information required by this item will appear under the caption "Securities Ownership of Certain Beneficial Owners and Management" in the Company's definitive proxy statement for its annual meeting of stockholders to be held on February 24, 1999 which will be filed with the Securities and Exchange Commission within 120 days of September 30, 1998, and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information required by this item will appear under the caption "Certain Relationships and Related Transactions" in the Company's definitive proxy statement for its annual meeting of stockholders to be held on February 24, 1999 which will be filed with the Securities and Exchange Commission within 120 days of September 30, 1998, and is incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1)  List of Financial Statements
        ----------------------------

     The following are the consolidated financial statements of Marcam Solutions, Inc. and its subsidiaries appearing elsewhere herein:

     Report of Independent Accountants

     Consolidated Balance Sheets as of September 30, 1998 and 1997

     Consolidated Statements of Operations for each of the three years in the period ended September 30, 1998

     Consolidated Statements of Stockholders' Equity for each of the three years in the period ended September 30, 1998

     Consolidated Statements of Cash Flows for each of the three years in the period ended September 30, 1998

     Notes to Consolidated Financial Statements

(a)(2)  List of Schedules
        -----------------

     All other schedules to the consolidated financial statements are omitted as the required information is either inapplicable or presented in the consolidated financial statements or related notes.

(a)(3)  List of Exhibits
        ----------------

     The Exhibits which are filed with this report or which are incorporated by reference are set forth in the Exhibit Index hereto.

(b)     Reports on Form 8-K:
        --------------------

     None

                                   SIGNATURES
                                   ----------


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, this 17th day of December, 1998.

                                          MARCAM SOLUTIONS, INC.


                                          /s/ Jonathan C. Crane
                                          -------------------------------------
                                          Jonathan C. Crane
                                          President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been duly signed below by the following persons on behalf of the registrant on this 17th day of December, 1998 in the capacities indicated.

Signature                                                     Title(s)
---------                                                     --------
/s/ Jonathan C. Crane                                         Chairman of the Board of Directors, President
-------------------------------                               and Chief Executive Officer and Director (principal
Jonathan C. Crane                                             executive officer)


/s/ Denis E. Liptak                                           Chief Financial Officer (principal financial
-------------------------------                               and accounting officer)
Denis E. Liptak

/s/ John Campbell                                             Director
-------------------------------
John Campbell


/s/ William O. Grabe                                          Director
-------------------------------
William O. Grabe


/s/ Joe M. Henson                                             Director
-------------------------------
Joe M. Henson


/s/ Michael J. Quinlan                                        Director
-------------------------------
Michael J. Quinlan

/s/ Franchon M. Smithson                                      Director
-------------------------------
Franchon M. Smithson

                                  EXHIBIT INDEX

     The following designated exhibits are, as indicated below, either filed herewith or have heretofore been filed with the Securities and Exchange Commission and are referred to and incorporated by reference to such filings.


      Exhibit No.                                  Description                         SEC Document Reference
      -----------                                  -----------                         ----------------------
      2                     Revised form of Distribution Agreement between the         000-22841
                            Registrant and MAPICS, Inc.                                Exhibit 2 to Form 10 dated July
                                                                                       15, 1997 as amended on July 22,
                                                                                       1997

      3.1, 4.1              Certificate of Incorporation of the Registrant             333-29285
                                                                                       Exhibit 3.1

      3.2, 4.2              By-laws of  the Registrant                                 333-29285
                                                                                       Exhibit 3.2

      4.3                   Specimen certificate representing the Common Stock         333-29285
                                                                                       Exhibit 4.1

      4.4                   Form of Warrant                                            000-22841
                                                                                       Exhibit 4.3 to Form 10 dated
                                                                                       July 15, 1997 as amended on
                                                                                       July 22, 1997

      4.5                   Amended and Restated Rights Agreement dated as of
                            September 18, 1998, between the Registrant and
                            BankBoston, N.A., which includes as Exhibit A the form of Certificate of Designation of Preferred
                            Stock, as Exhibit B the Form of Rights Certificate, and as Exhibit C the Summary of Rights to Purchase
                            Preferred Stock

      10.1                  Revised form of General Services Agreement between         000-22841
                            MAPICS, Inc. and the Registrant                            Exhibit 10.1 to Form 10 dated
                                                                                       July 15, 1997 as amended on
                                                                                       July 22, 1997

      10.2                  Revised form of Tax Sharing between MAPICS, Inc. and the   000-22841
                            Registrant                                                 Exhibit 10.2 to Form 10 dated
                                                                                       July 15, 1997 as amended on
                                                                                       July 22, 1997

      10.3                  Marcam Solutions, Inc. 1997 Stock Plan, as amended         333-53599
                                                                                       Exhibit 4.1

      10.4                  Marcam Solutions, Inc. 1997 Non-Employee Director Stock    333-29285
                            Option Plan                                                Exhibit 10.6

      10.5                  Lease by and between the Registrant and Dominic J.         33-3566
                            Saraceno, as amended, dated June 13, 1988                  Exhibit 10.7

      10.6                  Second and Third Amendments, each dated as of August 29,   0-18674
                            1990,to Lease by and between Registrant and Dominic J.     Exhibit 10.17 to Annual Report
                            Saraceno, as amended, dated June 13, 1988                  on Form 10-K for the fiscal
                                                                                       year ended September 30, 1990

      10.7                  Fourth Amendment, dated June 30, 1992, to Lease by and     0-18674
                            between Registrant and Dominic J. Saraceno, as amended,    Exhibit 10.19 to Annual Report
                            dated June 13, 1988                                        on Form 10-K for the fiscal
                                                                                       year ended September 30, 1992

      10.8                  Fifth Amendment, dated May 19, 1993, to Lease by and       0-18674
                            between Registrant and Dominic J. Saraceno, as amended,    Exhibit 10.27 to Annual Report
                            dated June 13, 1988                                        on Form 10-K for the fiscal
                                                                                       year ended September 30, 1993

      10.9                  Letter Agreement dated June 10, 1997 by and among Marcam   000-22841
                            Corporation, the Registrant and Michael J. Quinlan         Exhibit 10.1 to Quarterly
                                                                                       Report on Form 10-Q dated
                                                                                       August 22, 1997

       10.10*                Marcam/NEC Distribution Agreement between Marcam World     0-18674
                             Trade Corporation and NEC Corporation dated as             Exhibit 10.33 to Annual Report
                             of March 31, 1995                                          on Form 10-K for the fiscal
                                                                                        year ended September 30, 1995,
                                                                                        as amended

       10.11*                Marcam/NEC Technology Transfer and License Agreement by    0-18674
                             and between the Registrant and NEC Corporation dated as    Exhibit 10.34 to Annual Report
                             of March 31, 1995                                          on Form 10-K for the fiscal
                                                                                        year ended September 30, 1995,
                                                                                        as amended

       10.12                 Form of Letter Agreement dated June 10, 1997 by and        000-22841
                             among Marcam Corporation, the Registrant and Messrs.       Exhibit 10.2 to Quarterly
                             Ebling and Liptak and Ms. Clark                            Report on Form 10-Q dated
                                                                                        August 22, 1997

       10.13                 Letter Agreement dated October 23, 1997 by and between     000-2284
                             the Registrant and Michael J. Quinlan                      Exhibit 10.13 to Annual Report
                                                                                        on Form 10-K for the fiscal
                                                                                        year ended September 30, 1997

       10.14                 1997 Employee Stock Purchase Plan, as amended.             000-2284
                                                                                        Exhibit 10.15 to Annual Report
                                                                                        on Form 10-K for the fiscal
                                                                                        year ended September 30, 1997

       10.15                 Form of Indemnification Agreements entered into by the
                             Registrant with Messrs. Crane, Campbell, Grabe, Henson,
                             Margolis, Quinlan, Smithson, Ebling, and Liptak

       10.16                 Lease by and between the Registrant and Wells
                             Avenue Senior Holdings, LLC dated October 23, 1998

       21                    Subsidiaries of the Registrant

       23.1                  Consent of PricewaterhouseCoopers LLP

       27                    Financial Data Schedule

---------------------------------------

* Confidential Treatment Granted