Form 10-Q
period 1998-12-31
MARCAM SOLUTIONS INC
filed 1999-02-16
CIK 1040622

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark one):

 X   Quarterly Report pursuant to Section 13 or 15(d) of the Securities
---  Exchange Act of 1934

                     For the quarter ended December 31, 1998

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

95 Wells Avenue
---------------
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

The number of shares outstanding of the registrant's Common Stock, $.01 Par Value, as of February 10, 1999, was 7,817,587 shares.

                             MARCAM SOLUTIONS, INC.

                               INDEX TO FORM 10-Q




PART I.  FINANCIAL INFORMATION

         Item 1. Financial Statements

                 Consolidated Balance Sheets at December 31, 1998 (unaudited)
                     and September 30, 1998

                 Consolidated Statements of Operations (unaudited) for the three months ended December 31, 1998 and 1997

                 Consolidated Statements of Cash Flows (unaudited) for the three months ended December 31, 1998 and 1997

                 Notes to Consolidated Financial Statements (unaudited)

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

         Signatures

PART I.

ITEM 1.  FINANCIAL STATEMENTS

                             MARCAM SOLUTIONS, INC.
                           Consolidated Balance Sheets
                      (In thousands, except per share data)
                                   (Unaudited)

                                                                      December 31,      September 30,
                                                                          1998              1998
                                                                      ------------      ------------
Assets
Current assets:
   Cash and cash equivalents                                           $  19,156         $  24,929
   Short-term investments                                                  4,212             3,131
   Accounts receivable, net of allowances of $2,517 at
     December 31, 1998 and $2,235 at September 30, 1998                   26,057            29,623
   Prepaid expenses and other current assets                               3,820             4,335
                                                                       ---------         ---------
       Total current assets                                               53,245            62,018
                                                                       ---------         ---------
Property and equipment, net                                                6,109             6,372
Computer software costs, net                                                 568               917
Other assets                                                                 198               195
                                                                       ---------         ---------

       Total assets                                                    $  60,120         $  69,502
                                                                       =========         =========

Liabilities and Stockholders' Equity
Current liabilities:
   Accounts payable                                                    $   7,916         $   7,379
   Accrued expenses and other current liabilities                         26,966            28,652
   Deferred revenue                                                       19,308            16,051
                                                                       ---------         ---------
       Total current liabilities                                          54,190            52,082
                                                                       ---------         ---------
Capital lease obligations                                                      6               119
Deferred income taxes                                                         99                99
                                                                       ---------         ---------
       Total liabilities                                                  54,295            52,300
                                                                       ---------         ---------

Commitments and contingencies (Note 4)
Stockholders' equity:
   Preferred stock, $.01 par value; 5,000 shares authorized                    -                --
   Common stock, $.01 par value; 30,000 shares authorized; 7,747 and          77                77
     7,740 shares issued and outstanding at December 31, 1998 and
     September 1998, respectively
  Additional paid-in capital                                             144,649           144,604
  Accumulated deficit                                                   (137,906)         (126,597)
  Cumulative translation adjustment                                         (995)             (882)
                                                                       ---------         ---------
       Total stockholders' equity                                          5,825            17,202
                                                                       ---------         ---------

       Total liabilities and stockholders' equity                      $  60,120         $  69,502
                                                                       =========         =========

          See accompanying Notes to Consolidated Financial Statements.

                             MARCAM SOLUTIONS, INC.
                      Consolidated Statements of Operations
                      (In thousands, except per share data)
                                   (Unaudited)

                                                          Three Months Ended December 31,
                                                          -------------------------------
                                                            1998                   1997
                                                          --------                -------
Revenues:
    License                                               $  6,332                $11,474
    Services                                                19,763                 16,634
                                                          --------                -------
       Total revenues                                       26,095                 28,108
                                                          --------                -------

Operating expenses:
    Cost of license revenues                                   916                  1,105
    Cost of services revenues                               14,873                 11,754
    Selling and marketing                                   10,740                  9,536
    Product development                                      7,948                  7,484
    General and administrative                               1,567                  1,526
    Non-recurring charges (Note 2)                           1,460                     --
                                                          --------                -------
       Total operating expenses                             37,504                 31,405
                                                          --------                -------

Operating loss                                             (11,409)                (3,297)
Interest and other income                                      516                    699
Interest and other expense                                     (41)                  (145)
                                                          --------                -------

Loss before income tax expense                             (10,934)                (2,743)

Income tax expense                                            (375)                  (600)
                                                          --------                -------

Net loss                                                  $(11,309)               $(3,343)
                                                          ========                =======

Basic and diluted net loss per share                      $  (1.46)               $ (0.45)
                                                          ========                =======

Weighted average number of basic and diluted common
   shares outstanding (Note 3)                               7,746                  7,483
                                                          ========                =======

          See accompanying Notes to Consolidated Financial Statements.

                             MARCAM SOLUTIONS, INC.
                      Consolidated Statements of Cash Flows
                                 (In thousands)
                                   (Unaudited)

                                                                       Three Months Ended December 31,
                                                                       -------------------------------
                                                                          1998                   1997
                                                                       ---------               -------
Cash flows from operating activities:
   Net loss                                                            $ (11,309)              $(3,343)
   Adjustments to reconcile net loss to net
    cash used for operating activities:
     Depreciation and amortization                                         1,306                 1,376
     Non-recurring charges, non-cash portion                               1,296                    --
     Provision for bad debts                                                 391                   382
     Deferred income taxes                                                    --                   (25)
     Changes in operating assets and liabilities:
       Accounts receivable                                                 1,830                (1,213)
       Prepaid expenses and other assets                                     483                   (48)
       Accounts payable                                                      576                   391
       Accrued expenses and other current liabilities                     (1,673)                1,828
       Deferred revenue                                                    3,223                (6,154)
                                                                       ---------               -------
         Net cash used for operating activities                           (3,877)               (6,806)
                                                                       ---------               -------

Cash flows from investing activities:
   Purchases of property and equipment                                      (680)                 (849)
   Purchases of short-term investments                                    (2,262)                   --
   Proceeds from the sale of short-term investments                        1,181                    --
                                                                       ---------               -------
         Net cash used for investing activities                           (1,761)                 (849)
                                                                       ---------               -------

Cash flows from financing activities:
   Principal payments on debt and capital lease obligations                 (132)                  (70)
   Proceeds from stock option exercises                                       45                   252
                                                                       ---------               -------
         Net cash provided by (used for) financing activities                (87)                  182
                                                                       ---------               -------

Effect of exchange rate changes on cash and cash equivalents                 (48)                 (357)
                                                                       ---------               -------

Net decrease in cash and cash equivalents                                 (5,773)               (7,830)

Cash and cash equivalents at beginning of period                          24,929                26,474
                                                                       ---------               -------

Cash and cash equivalents at end of period                             $  19,156               $18,644
                                                                       =========               =======

          See accompanying Notes to Consolidated Financial Statements.

                             Marcam Solutions, Inc.
                   Notes to Consolidated Financial Statements
                                   (unaudited)


1)   Interim Financial Statements
     ----------------------------

     The accompanying unaudited consolidated financial statements of Marcam Solutions, Inc. ("Marcam Solutions" or the "Company") in this Form 10-Q have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission"). As permitted by the rules of the Commission applicable to quarterly reports on Form 10-Q, these notes are condensed and do not contain all disclosures required by generally accepted accounting principles. In the opinion of management, these financial statements contain all adjustments (consisting of only normal, recurring adjustments) necessary to present fairly the Company's financial position, results of operations and cash flows as of the dates and for the periods indicated. While management believes the disclosures presented are adequate to make these financial statements not misleading, these financial statements should be read in conjunction with Marcam Solutions' audited financial statements and related notes included in the Marcam Solutions Annual Report on Form 10-K for the fiscal year ended September 30, 1998.

     The results of operations for the three months ended December 31, 1998 are not necessarily indicative of the results to be expected for the full year.

2)   Non-Recurring Charges
     ---------------------

     During the first quarter of fiscal 1999, the Company's business operations and assets in Asia Pacific were reviewed to identify opportunities for cost reductions, and actions were initiated to reduce operating expenses. As a result of these actions, the Company recorded non-recurring charges totaling $1.5 million in the quarter ended December 31, 1998. These charges relate to the closure of certain Asia Pacific facilities and the termination of the contractual relationship with of one of the Company's primary Asia Pacific affiliates. The charges primarily consist of the write-off of receivables from such affiliate, which were considered to be uncollectible as a result of these actions, and to a lesser extent the closure of certain facilities, including associated write-offs of property and equipment and lease cancellation costs.

3)   Basic and Diluted Earnings per Share
     ------------------------------------

     Basic earnings per share is based upon the weighted average number of common shares outstanding during the period. Diluted earnings per share is based upon the weighted average number of common shares outstanding during the period plus additional weighted average common equivalent shares outstanding during the period. Common equivalent shares have been excluded from the computation of diluted loss per share for the three-month periods ended December 31, 1998 and 1997, respectively, as their effect would have been anti-dilutive. The following table reconciles the numerator and denominator of the basic and diluted earnings per share computations shown on the Consolidated Statements of Operations:

                                              Three Months Ended December 31,
                                           -------------------------------------
                                                1998                   1997
                                             ---------               --------
                                           (In thousands, except per share data)
BASIC AND DILUTED NET LOSS PER SHARE
Numerator:
     Net loss                                 (11,309)               $(3,343)
                                             ---------               --------

Denominator:
     Common shares outstanding                  7,746                  7,483
                                             ---------               --------

Basic and diluted net loss per share         $  (1.46)               $ (0.45)
                                             =========               ========

     Options and warrants to purchase 2,268,171 and 2,107,949 weighted shares of common stock outstanding at December 31, 1998 and 1997, respectively, were excluded from the calculation of diluted earnings per share because the effect of their inclusion would have been anti-dilutive.

                             Marcam Solutions, Inc.
                   Notes to Consolidated Financial Statements
                                   (unaudited)


4)   Commitments and Contingencies
     -----------------------------

     The Company is subject to legal proceedings and claims that arise in the normal course of business. While the outcome of these matters cannot be predicted with certainty, management does not believe the outcome of any of these legal matters will have a material adverse effect on the Company's future financial position or results of operations.

     Pursuant to the tax sharing agreement between Marcam Solutions and Marcam Corporation (renamed MAPICS, Inc.) resulting from the spin-off of Marcam Solutions, Inc. from Marcam Corporation in July 1997 (the "Distribution") (see Marcam Solutions, Inc. Form 10-K for the year ended September 30, 1998), Marcam Solutions is generally responsible for certain state and local non-income taxes and certain foreign income taxes for periods ending on or before the date of the Distribution. MAPICS is responsible for all other taxes for such periods, including any taxes arising out of the Distribution.

5)   Recent Accounting Pronouncements
     --------------------------------

     In October 1997, Statement of Position 97-2, "Software Revenue Recognition" ("SOP 97-2"), was issued, which provides guidance on applying generally accepted accounting principles to revenue recognition for software transactions and replaces Statement of Position 91-1. SOP 97-2 is effective for transactions entered into in fiscal periods beginning after December 15, 1997. The Company adopted the guidelines of SOP 97-2 as of October 1, 1998 and its adoption has not had a material impact on the Company's financial position and results of operations.

     Effective October 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income." This statement establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on the Company's net loss or stockholders' equity. The Company's comprehensive earnings were as follows:

                                                 Three Months Ended December 31,
                                                 -------------------------------
                                                   1998                    1997
                                                 --------                -------
                                                          (In thousands)
     Net loss                                     (11,309)                (3,343)
     Foreign currency translation adjustment         (113)                  (257)
                                                  --------               -------

Total comprehensive loss                         $(11,422)               $(3,600)
                                                 =========               =======

PART I.

ITEM 2: MANGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. Marcam Solutions makes such forward looking statements under the provisions of the "Safe Harbor" section of the Private Securities Litigation Reform Act of 1995. In this Quarterly Report on Form 10-Q, the words "anticipates," "believes," "expects," "future," "intends," "may," and similar words or expressions (as well as other words or expressions referencing future events, conditions or circumstances) identify forward looking statements. The Company's actual results may differ materially from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, fluctuations in quarterly results, particularly resulting from lengthy sales cycles; the variable size and timing of the Company's transactions with customers and relatively fixed expenses in the short term; successful development and enhancement of the Company's products; demand for and market acceptance of the Company's products; availability of funds for the continued financing of the Company's operations and development activities; the proportion of revenues attributable to license fees versus services fees; and the highly competitive nature of the Company's markets. Further information on potential factors that could affect the Company's financial results are included in filings made by the Company from time to time with the Securities and Exchange Commission, included in the section entitled "Factors Affecting Future Performance" contained in the Marcam Solutions, Inc. Annual Report on Form 10-K for the fiscal year ended September 30, 1998 (File No. 0-22841).

Overview
--------

     For the three months ended December 31, 1998, the Company recorded a net loss of $11.3 million. The net loss included an operating loss, excluding non-recurring charges, of $9.9 million. The Company's revenues for the three months ended December 31, 1998 were less than the Company expected. The revenue shortfall, combined with the relatively fixed nature of expenses over the short term, resulted in the loss.

     During the second fiscal quarter of 1999, the Company intends to take significant actions to bring expenses in line with historical revenue levels. These actions will continue to focus on cost cutting measures designed to increase operational efficiencies. On February 9, 1999, the Company announced a reduction of up to 20% of its workforce which is expected to result in restructuring charges being recorded in the second fiscal quarter of 1999 of $2.0 million to $3.0 million. These actions are expected to result in future cost savings for the Company.

     The Company's revenues have historically been derived from licensing its Protean, PRISM and Avantis product lines. Each of the Company's product lines support different customers' technology strategies. The Protean product line, which utilizes advanced object technology, tools and databases, is platform independent. The PRISM product line provides customer solutions on the IBM AS/400 platform. The Avantis product line provides customer solutions on both the IBM AS/400 platform and open systems, utilizing object technology. During the three months ended December 31, 1998, license revenues from each of the Company's product lines decreased compared to license revenues during the three months ended December 31, 1997. The decrease in license revenues was the result of the following factors: i) the Company's inability to generate sufficient revenue from its investments in both its direct and indirect sales channels, in particular within the North American Process ERP geographic segment (described further below) and ii) the overall decline in the ERP software application market, which has in part been caused by a decrease in customer demand, as many potential customers are focusing their efforts on the internal resolution of Year 2000 software problems and are consequently not currently focused on ERP or EAM implementations.

     The Company distributes its products and services primarily through a direct sales channel in North America and major European markets, and through affiliates in other parts of the world. The Company has continued to increase its investment in its distribution channel in North America and Europe, as evidenced by increased selling and marketing expenses, comparing the three months ended December 31, 1998 to the same period in 1997. The Company's aggressive investments in the distribution system have not yet matured, but the Company still believes that such expenditures, primarily those related to expanding the direct sales capacity, are critical to generating future revenue growth. One of the Company's challenges will be to add sufficient sales personnel and distributors, and then train and deploy them in time to qualify and close business for the remaining quarters of fiscal 1999. Therefore, the Company currently intends to continue to make investments in its distribution system, as its viability going forward will continue to depend on the success of that system.

     During the quarter, the Company continued to undertake a number of other actions designed to increase revenues, including developing and introducing enhanced versions of its Protean and Avantis.Pro products that are designed to make the products more competitive. The Company also continued to invest not only in the translation of its software into additional foreign languages, but also in the integration of its products with a number of third-party software packages. Given the financial results of this quarter and the fact that the Company's historical software development spending has been well above the industry norms, the Company intends to take a number of actions to reduce costs in this area in the second and third fiscal quarters of 1999.

     Marcam Solutions also derives revenues from providing customer support and consulting services. Customer support is offered to license customers generally based on agreements that are billed annually, with revenues recognized on a ratable basis during the contract period. Consulting services include assisting with customer implementation of licensed software, providing custom programming and system integration services, and providing educational material and instruction in the use of licensed software. As the Company's support and services businesses have remained profitable, the Company expects to continue to add necessary resources in these areas.

     During the three months ended December 31, 1998, the Company made an assessment of its operations in Asia Pacific. As a result of the assessment, management determined that it was not cost effective to continue the current level of operations in Asia Pacific. Therefore, the Company decided to downsize operations in Asia Pacific and to close all but one of its Asia Pacific facilities during the second fiscal quarter. Historically, the Company has recognized only a small percentage of its revenues from the Asian market, and the Company does not expect that there will be a significant decrease in revenues as a result of these actions. The Company believes that these minor cost reductions will have a minor impact on improving operating income.

     The Company believes continued increases in license revenues are required to offset the costs of growing the distribution channel and funding development, translation and integration activities related to the Protean product line. In the event that license revenues are not increased in both the short and long term, the Company may be required to take additional cost saving measures in order to reduce the costs of operating the business. There can be no assurance that the continued development of the distribution channel will result in increased revenues or, when combined with potential cost control measures, that these actions will result in operating profitability or positive cash flows from operations. Failure to achieve operating profitability or to generate positive cash flows from operations would materially and adversely affect Marcam Solutions' business, results of operations and financial condition.

Results of Operations
---------------------

Revenues
--------
     Total revenues decreased 7.2% to $26.1 million during the three-month period ended December 31, 1998, as compared to $28.1 million for the three-month period ended December 31, 1997.

     License revenues decreased 44.8% to $6.3 million for the three-month period ended December 31, 1998, as compared to $11.5 million for the three-month period ended December 31, 1997. The decrease in license revenues resulted from a decrease of $4.6 million in license revenue from the Company's enterprise resource planning (ERP) products, and a decrease of $0.6 million in license revenues from the Company's enterprise asset management (EAM) products. The decrease in license revenues is primarily the result of the Company's inability to generate sufficient revenue from its investments in both its direct and indirect sales channels. In addition, the Company believes that a portion of the decrease in license revenues is attributable to the overall decline in the enterprise resource planning software application market, which has in part been caused by a decrease in customer demand, as many potential customers are focusing their efforts on the internal resolution of Year 2000 software problems and are consequently not currently focused on ERP or EAM implementations.

     Services revenues increased 18.8% to $19.8 million for the three-month period ended December 31, 1998, as compared to $16.6 million for the three-month period ended December 31, 1997. Service revenues include two distinct components: customer support, including annual software maintenance and support, and consulting, which includes customization, implementation and integration of Marcam Solutions products to meet customer requirements. The increase in services revenues was due primarily to a $2.6 million increase in consulting revenues, and to a lesser extent, to a $0.6 million increase in customer support revenues, both resulting from an increase in the Company's customer base.

Cost of License Revenues
------------------------
     Cost of license revenues represented 14.7% of license revenues for the three-month period ended December 31, 1998, as compared to 9.6% for the three-month period ended December 31, 1997. The increase in cost of license revenues as a percentage of license revenues for the three months ended December 31, 1998, as compared to the same period in 1997, was primarily due to an increase in product royalties as a percentage of license revenues. Additionally, amortization of software developments costs, though down slightly, represented a larger percentage of license revenues compared to the same period in 1997 given the smaller revenues in the three-month period ended December 31, 1998.

Cost of Services Revenues
-------------------------
     Cost of services revenues represented 75.3% of services revenues for the three-month period ended December 31, 1998, as compared to 70.7% for the same period in 1997. The increase in cost of services revenues as a percentage of services revenues for the three months ended December 31, 1998, as compared to the same period in 1997, was the result of a decrease in the proportion of support revenues as a percentage of total services revenues. Support revenues typically provide better margins than the Company's other services. In addition, a portion of the increase in cost of services revenues as a percentage of services revenues is the result of a decrease in staff utilization rates during the quarter ended December 31, 1998. This was the result of increased hiring, and the subsequent training and downtime associated with new service providers.

Selling and Marketing
---------------------
     Selling and marketing expenses increased $1.2 million, or 12.6%, for the three-month period ended December 31, 1998, compared to the same period in 1997. The increase in selling and marketing expenses in 1998 was primarily related to an increase in headcount in both the marketing and sales staff as part of the actions taken to grow the Company's distribution channels. In addition, a portion of this increase is the result of increased spending on the Company's various marketing programs.

Product Development
-------------------
     Product development expenditures during the three months ended December 31, 1998 and 1997 were $7.9 million and $7.5 million, respectively. The $0.4 million increase was due to spending increases on the translation of the Company's products to various foreign languages, spending increases on the development of the Company's Protean products, and additional costs incurred to integrate the Company's products with various third-party software products.

General and Administrative
--------------------------
     General and administrative expenses, which include the Company's finance, accounting and corporate administrative functions, increased slightly for the three months ended December 31, 1998, compared to the same period in 1997.

Non-Recurring Charges
---------------------
     During the first quarter of fiscal 1999, the Company's business operations and assets in Asia Pacific were reviewed to identify opportunities for cost reductions, and actions were initiated to reduce operating expenses. As a result of these actions, the Company recorded non-recurring charges totaling $1.5 million in the quarter ended December 31, 1998. These charges relate to the closure of certain Asia Pacific facilities and the termination of the contractual relationship with one of the Company's primary Asia Pacific affiliates. The charges primarily consist of the write-off of receivables from such affiliate, which were considered to be uncollectible as a result of these actions, and to a lesser extent the closure of certain facilities, including associated write-offs of property and equipment and lease cancellation costs.

Interest and Other Income
-------------------------
     Interest and other income decreased $0.2 million, or 26.2%, for the three-month period ended December 31, 1998, compared to the same period in 1997. The decrease was primarily related to less interest earned on lower average cash and short-term investment balances during the three months ended December 31, 1998, as compared to 1997. In addition, a portion of the decrease from 1997 to 1998 resulted from a reduction in the gain from favorable changes in currency exchange rates.

Interest and Other Expense
--------------------------
     Interest and other expense decreased $0.1 million, or 71.7%, for the three-month period ended December 31, 1998, compared to the same period in 1997. The decrease during the three months ended December 31, 1998, compared to the same period in 1997, was the result of a decrease in capital lease interest and a decrease in prepayment discounts earned by customers.

Income Tax Expense
------------------
     The income tax expense for the three-month period ended December 31, 1998 of $0.4 million and $0.6 million for the same period in 1997 were primarily due to foreign withholding taxes and taxes on income generated in foreign jurisdictions for which U.S. tax credit utilization is currently uncertain. There was no tax benefit recorded in 1998 or 1997 for losses generated in the U.S. due to the uncertainty of realizing such benefits.

Liquidity and Capital Resources
-------------------------------

     The Company has funded its activities in fiscal 1998 and fiscal 1999 with a capital contribution received in July 1997 from MAPICS, Inc. in connection with the spin-off of Marcam Solutions.

     Current assets decreased by $8.8 million during the three-month period ended December 31, 1998, to $53.2 million at December 31, 1998, compared to $62.0 million at September 30, 1998. This decrease was primarily due to lower cash and cash equivalents and short-term investment balances and a reduced accounts receivable balance. Total cash and cash equivalents and short-term investments of $23.4 million as of December 31, 1998 had decreased by $4.7 million from $28.1 million as of September 30, 1998. Cash and cash equivalents was used during the three-month period to fund operating losses and to make investments in fixed assets. Accounts receivable as of December 31, 1998 of $26.1 million had decreased by $3.5 million from $29.6 million as of September 30, 1998, due principally to decreased revenues in the three-month period ended December 31, 1998.

     Current liabilities increased by $2.1 million during the three-month period ended December 31, 1998, to $54.2 million as of December 31, 1998, compared to $52.1 million at September 30, 1998. This increase was due to increases in accounts payable and deferred revenue, and was partially offset by a decrease in accrued expenses and other current liabilities. As of September 30, 1998, the Company had no material commitments for capital expenditures. As a result of the changes in current assets and current liabilities, working capital decreased by $11.0 million, to a working capital deficit of $0.9 million as of December 31, 1998, compared to a working capital surplus of $9.9 million as of September 30, 1998. It is important to note that the deferred revenue balance of $19.3 million at December 31, 1998 is a major component of current liabilities and that this balance does not represent a typical cash outflow liability.

     During the three-month period ended December 31, 1998, operating activities used approximately $3.9 million of cash. Investing activities used approximately $1.8 million of cash, resulting from $1.1 million of net purchases of short-term investments and $0.7 million used for the purchase of fixed assets. Financing activities used $0.1 million of cash, related to the principal payments on capital lease obligations, partially offset by proceeds from the exercise of stock options.

     The Company used cash during fiscal 1999, 1998 and 1997 to fund strategic investments, in particular, substantial expenditures for marketing and selling activities and for product development, and operating losses. For the first three months of fiscal 1999 and for fiscal years 1998 and 1997, the Company's selling and marketing expenditures were $10.7 million, $40.5 million and $66.6 million, respectively. During the first three months of fiscal 1999 and for fiscal years 1998 and 1997, the Company's product development expenditures were $7.9 million, $32.1 million, and $41.9 million, respectively. During the remainder of fiscal 1999, the Company intends to continue to invest in selling and marketing activities, but intends to decrease expenditures related to product development. The Company's objective is to fund the selling and marketing investments primarily with cash from improved operations and existing cash resources. Actions currently being taken to bring expenses in line with historical revenue levels as described in the "Overview" section are expected to improve the Company's ability to generate cash from operations. However, the Company's timely ability to generate cash from operations depends upon, among other things, revenue growth, completion and market acceptance of new products, success in selling its current family of products, improvements in operating productivity, and payment terms and collection of accounts receivable.

     There can be no assurance that the Company's operations will generate sufficient cash to finance its operations. Until operations improve to meet its cash requirements, the Company will need to rely on existing cash resources. The Company currently anticipates that cash from improved operations and its available cash will be sufficient to fund operations through at least the next twelve months. If, however, such sources prove insufficient in 1999, or over the longer term, the Company will be required to make changes in operations or seek additional debt or equity financing. Marcam Solutions currently believes that its potential borrowing capacity is limited to revolving lines of credit with borrowing availability based on qualifying accounts receivable. The Company is currently in negotiations to secure funding of this nature. There can be no assurance that such a revolving line of credit or any other additional debt or equity financing will be available or available on terms acceptable to Marcam Solutions. The continued incurrence of operating losses by Marcam Solutions would have a material adverse affect on Marcam Solutions' business, financial condition and results of operations.

Year 2000 Readiness Disclosure Statement
----------------------------------------

     To date, the Company has not incurred any material expenditure in connection with identifying or evaluating year 2000 compliance issues. The Company estimates it will not incur any material expenditures on this issue during 1999 to support its compliance initiatives. The Company has completed its initial assessment of its year 2000 issues and is in the process of implementing remedies for all issues identified. Most of the expenses incurred have been, and in the future are expected to be, related to the opportunity costs of employees evaluating the Company's financial and accounting software, the current versions of the Company's products and year 2000 compliance matters generally. The Company believes that it is unlikely to experience a material adverse impact on its financial condition or results of operations due to year 2000 compliance issues. However, since the assessment process is ongoing, year 2000 complications are not fully known, and potential liability issues are not clear, the full potential impact of the year 2000 issue on the Company is not known at this time. See Marcam Solutions, Inc. Form 10-K for the year ended September 30, 1998 for additional disclosures related to the Company's assessment of its Year 2000 readiness.


ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

10.1 Employment Agreement dated December 22, 1998 by and between Marcam Solutions, Inc. and Jonathan C. Crane

10.2 Loan agreement dated December 22, 1998 by and between Marcam Solutions, Inc. and Jonathan C. Crane

10.3 Promissory Note dated December 22, 1998 by and between Marcam Solutions, Inc. and Jonathan C. Crane

10.4 Letter Agreement dated October 20, 1998 by and between Marcam Solutions, Inc. and Stephen R. Quehl

27   Financial Data Schedule

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                             MARCAM SOLUTIONS, INC.



February 12, 1999                            /s/ Denis E. Liptak
-----------------                            -------------------------
Date                                         Denis E. Liptak
                                             Chief Financial Officer
                                             (Principal Financial and Accounting
                                             Officer)

EXHIBIT INDEX

Exhibit
Number                Description
-------               -----------

10.1 Employment Agreement dated December 22, 1998 by and between Marcam Solutions, Inc. and Jonathan C. Crane

10.2 Loan agreement dated December 22, 1998 by and between Marcam Solutions, Inc. and Jonathan C. Crane

10.3 Promissory Note dated December 22, 1998 by and between Marcam Solutions, Inc. and Jonathan C. Crane

10.4 Letter Agreement dated October 20, 1998 by and between Marcam Solutions, Inc. and Stephen R. Quehl

27   Financial Data Schedule