Form 10-Q
period 1999-03-31
MARCAM SOLUTIONS INC
filed 1999-05-17
CIK 1040622

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


(Mark one):

/X/ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                      FOR THE QUARTER ENDED MARCH 31, 1999

                                       or

/ / Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________.

                        COMMISSION FILE NUMBER 000-22841

                             MARCAM SOLUTIONS, INC.
             (Exact name of registrant as specified in its charter)

DELAWARE                                                  04-3371621
State or other jurisdiction of              (I.R.S. Employer Identification No.)
incorporation or organization)

95 WELLS AVENUE
NEWTON, MASSACHUSETTS                                                   02459
(Address of principal executive offices)                              (Zip code)

Registrant's telephone number, including area code:               (617) 965-0220
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

                                    YES /X/ NO / /


The number of shares outstanding of the registrant's Common Stock, $.01 Par Value, as of May 12, 1999, was 7,818,087 shares.

                             MARCAM SOLUTIONS, INC.

                               INDEX TO FORM 10-Q




PART I.       FINANCIAL INFORMATION

              Item 1.      Financial Statements

                           Consolidated Balance Sheets at March 31, 1999 (unaudited) and September 30, 1998

                           Consolidated Statements of Operations (unaudited) for the three and six months ended March 31, 1999 and 1998

                           Consolidated Statements of Cash Flows (unaudited) for the six months ended March 31, 1999 and 1998

                           Notes to Consolidated Financial Statements
                           (unaudited)

              Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

              Item 3. Quantitative and qualitative disclosures about market risk.

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

              Signatures

PART I.

ITEM 1.  FINANCIAL STATEMENTS

                                              MARCAM SOLUTIONS, INC.
                                            CONSOLIDATED BALANCE SHEETS
                                       (In thousands, except per share data)
                                                    (Unaudited)

                                                                 March 31,      September 30,
                                                                   1999             1998
                                                                 ---------      -------------
ASSETS
Current assets:

   Cash and cash equivalents                                     $  11,191      $  24,929
   Short-term investments                                            3,769          3,131
   Accounts receivable, net of allowances of $2,940 at
     March 31, 1999 and $2,235 at September 30, 1998                23,618         29,623
   Prepaid expenses and other current assets                         4,040          4,335
                                                                 ---------      -------------
       Total current assets                                         42,618         62,018
                                                                 ---------      -------------
Property and equipment, net                                          5,846          6,372
Computer software costs, net                                           235            917
Other assets                                                           323            195
                                                                 ---------      -------------
       Total assets                                              $  49,022      $  69,502
                                                                 ---------      -------------
                                                                 ---------      -------------
LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
Current liabilities:
   Accounts payable                                              $   6,191      $   7,379
   Accrued expenses and other current liabilities                   27,278         28,652
   Deferred revenue                                                 19,908         16,051
                                                                 ---------      -------------
       Total current liabilities                                    53,377         52,082
                                                                 ---------      -------------
Capital lease obligations                                               62            119
Deferred income taxes                                                  100             99
                                                                 ---------      -------------
       Total liabilities                                            53,539         52,300
                                                                 ---------      -------------
Commitments and contingencies (Note 4)
Stockholders' (deficit) equity:
    Preferred stock, $.01 par value; 5,000 shares authorized            --             --
    Common stock, $.01 par value; 30,000 shares authorized; 7,817       78             77
    and 7,740 shares issued and outstanding at March 31, 1999 and
    September 30, 1998, respectively
  Additional paid-in capital                                       145,001        144,604
  Accumulated deficit                                             (147,674)      (126,597)
  Cumulative translation adjustment                                 (1,645)          (882)
  Notes receivable from officers                                      (277)            --
                                                                 ---------      -------------
       Total stockholders' (deficit) equity                         (4,517)        17,202
                                                                 ---------      -------------
       Total liabilities and stockholders' (deficit) equity      $  49,022      $  69,502
                                                                 ---------      -------------
                                                                 ---------      -------------

          See accompanying Notes to Consolidated Financial Statements.

                             MARCAM SOLUTIONS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)

                                                               Three Months Ended                Six Months Ended
                                                                   March 31,                        March 31,
                                                                1999          1998           1999           1998
                                                                ----          ----           ----           ----
Revenues:
   License                                                $     8,119    $    14,171   $    14,452    $    25,645
   Services                                                    21,000         16,878        40,763         33,512
                                                               ------         ------        ------         ------
     Total revenues                                            29,119         31,049        55,215         59,157
                                                               ------         ------        ------         ------
Operating expenses:
   Cost of license revenues                                       775            912         1,691          2,017
   Cost of services revenues                                   15,376         11,667        30,250         23,421
   Selling and marketing                                       10,430          9,312        21,170         18,848
   Product development                                          8,155          7,901        16,103         15,385
   General and administrative                                   1,794          1,568         3,360          3,094
   Non-recurring charges                                        1,777              -         3,237              -
                                                               ------         ------        ------         ------
     Total operating expenses                                  38,307         31,360        75,811         62,765
                                                               ------         ------        ------         ------

Operating loss                                                 (9,188)          (311)      (20,596)        (3,608)

Interest and other income                                         258            886           660          1,585
Interest and other expense                                       (738)           (55)         (666)          (200)
                                                               ------         ------        ------         ------

Income (loss) before income tax expense                        (9,668)           520       (20,602)        (2,223)

Income tax expense                                               (100)          (500)         (475)        (1,100)
                                                               ------         ------        ------         ------

Net income (loss)                                         $    (9,768)   $        20   $   (21,077)   $    (3,323)
                                                               ------         ------        ------         ------
                                                               ------         ------        ------         ------
Basic and diluted net income (loss) per share             $     (1.25)   $      0.00   $     (2.71)   $     (0.44)
                                                               ------         ------        ------         ------
                                                               ------         ------        ------         ------

Weighted average number of basic common shares
outstanding                                                     7,801          7,527         7,773          7,505
Weighted average number of diluted common shares
outstanding
                                                                7,801          7,621         7,773          7,505

          See accompanying Notes to Consolidated Financial Statements.

                        MARCAM SOLUTIONS, INC.
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (In thousands)
                              (Unaudited)


                                                                         Six Months Ended
                                                                            March 31,
                                                                        1999        1998
                                                                      --------    --------
Cash flows from operating activities:
   Net loss                                                           $(21,077)   $ (3,323)
   Adjustments to reconcile net loss to net cash used for operating activities:
       Depreciation and amortization                                     2,587       2,705
       Non-recurring charges, non-cash portion                           1,296          --
       Provision for bad debts                                             808         792
       Deferred income taxes                                                --         (23)
       Changes in operating assets and liabilities:
         Accounts receivable                                             3,218      (1,289)
         Prepaid expenses and other assets                                 (13)         31
         Accounts payable                                               (1,020)        971
         Accrued expenses and other current liabilities                   (756)        298
         Deferred revenue                                                3,744      (3,480)
                                                                      --------    --------
           Net cash used for operating activities                      (11,213)     (3,318)
                                                                      --------    --------

Cash flows from investing activities:
   Purchases of property and equipment                                  (1,453)     (2,226)
   Purchases of short-term investments                                  (4,260)         --
   Proceeds from the sale of short-term investments                      3,622       3,973
                                                                      --------    --------
           Net cash provided by (used for) investing activities         (2,091)      1,747
                                                                      --------    --------

Cash flows from financing activities:
   Principal payments on capital lease obligations                        (283)        (79)
   Proceeds from common stock issued under Employee Stock
     Purchase Plan                                                         353         177
   Loans to officers                                                      (277)         --
   Proceeds from stock option exercises                                     45         375
                                                                      --------    --------
           Net cash provided by (used for) financing activities           (162)        473
                                                                      --------    --------

Effect of exchange rate changes on cash and cash equivalents              (272)       (616)
                                                                      --------    --------

Net decrease in cash and cash equivalents                              (13,738)     (1,714)

Cash and cash equivalents at beginning of period                        24,929      26,474
                                                                      --------    --------

Cash and cash equivalents at end of period                            $ 11,191    $ 24,760
                                                                      --------    --------
                                                                      --------    --------

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

     The results of operations for the three and six months ended March 31, 1999 are not necessarily indicative of the results to be expected for the full year.

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

2)       NON-RECURRING CHARGES

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

     During the second quarter of fiscal 1999, the Company recorded a $1.8 million restructuring charge for actions associated with the effort to reduce future operating costs. The restructuring charge included approximately $1.6 million for employee severance and other costs related to the termination of ninety-five employees, principally in North American development, headquarters and field operations, and other costs of approximately $0.2 million. As of March 31, 1999, eighty of the ninety-five employees to be terminated have left the Company. The remaining fifteen employees are expected to leave during the third fiscal quarter of 1999. Payments of $0.4 million had been made in respect of these charges as of March 31, 1999. The Company anticipates that substantially all of the remaining restructuring costs will be paid in fiscal 1999.

                             Marcam Solutions, Inc.
                   Notes to Consolidated Financial Statements
                                   (unaudited)


3)       BASIC AND DILUTED EARNINGS PER SHARE

     Basic earnings per share is based upon the weighted average number of common shares outstanding during the period. Diluted earnings per share is based upon the weighted average number of common shares outstanding during the period plus additional weighted average common equivalent shares outstanding during the period. Common equivalent shares result from the assumed exercise of outstanding stock options, the proceeds of which are then assumed to have been used to repurchase outstanding common stock using the treasury stock method. Common equivalent shares have been excluded from the computation of diluted loss per share for the three-and-six-month periods ended March 31, 1999 and the six-month period ended March 31, 1998, respectively, as the effect of their inclusion would have been anti-dilutive. The following table reconciles the numerator and denominator of the basic and diluted earnings per share computations shown on the Consolidated Statements of Operations:


                                                         Three Months Ended               Six Months Ended
                                                              March 31,                      March 31,
                                                        1999            1998            1999            1998
                                                     ------------    ------------   -------------    ------------
BASIC EPS                                                       (IN THOUSANDS, EXCEPT PER SHARE DATA)
Numerator:
   Net income (loss)                                 $    (9,768)  $        20    $    (21,077)     $   (3,323)

Denominator:
    Weighted average common shares outstanding             7,801         7,527          7,773           7,505

Basic EPS                                            $     (1.25)  $      0.00    $     (2.71)      $    (0.44)
                                                     -----------   -----------    -----------       ----------
                                                     -----------   -----------    -----------       ----------

DILUTED EPS
Numerator:
   Net income (loss)                                 $    (9,768)  $        20    $     (21,077)    $   (3,323)

Denominator:
   Weighted average common shares outstanding              7,801         7,527           7,773           7,505
   Weighted average incremental shares from
       assumed conversion of stock options                     0            94               0               0
                                                     -----------   -----------    -----------       ----------
       Adjusted weighted average common
          shares outstanding                               7,801         7,621           7,773           7,505

Diluted EPS                                          $     (1.25)  $      0.00    $     (2.71)      $    (0.44)
                                                     -----------   -----------    -----------       ----------
                                                     -----------   -----------    -----------       ----------

     Options to purchase 2,298,552, 2,290,413 and 2,291,758 weighted shares of common stock outstanding during the three and six months ended March 31, 1999 and the six months ended March 31, 1998, respectively, were excluded from the calculation of diluted earnings per share because the effect of their inclusion would have been anti-dilutive. Options to purchase 2,189,946 shares of common stock during the three months ended March 31, 1998 were excluded from the calculation of diluted earnings per share because the exercise prices of those options and warrants exceeded the average market price of common stock for the period reported.


4)       COMMITMENTS AND CONTINGENCIES

     The Company is subject to legal proceedings and claims that arise in the normal course of business. While the outcome of these matters cannot be predicted with certainty, management does not believe the outcome of any of these legal matters will have a material and adverse effect on the Company's future financial position or results of operations.

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


5)       COMPREHENSIVE INCOME (LOSS)

     Effective October 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income." This statement establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on the Company's net loss or stockholders' (deficit) equity. The Company's comprehensive earnings were as follows:


                                                    Three Months Ended       Six Months Ended
                                                        March 31,               March 31,
                                                    1999        1998        1999         1998
                                                 ----------    -------   ----------    ---------
                                                                  (IN THOUSANDS)
   Net income (loss)                             $  (9,768)   $    20   $  (21,077)  $  (3,323)
   Foreign currency translation adjustment            (650)      (202)        (763)       (459)
                                                 ----------    -------   ----------    --------
   Total comprehensive loss                      $ (10,418)   $  (182)  $  (21,840)  $  (3,782)
                                                 ----------    -------   ----------    --------
                                                 ----------    -------   ----------    --------


6)       SUBSEQUENT EVENT

In April 1999, the Company entered into a credit facility with a financial institution that provides a line of credit up to the lesser of $10.0 million or a percentage of eligible receivables. Borrowings under the facility are collateralized by all of the assets of the Company. Interest is at prime plus 0.5% (8.25% at April 30, 1999). As of April 30, 1999, the Company had not borrowed under this facility but was eligible to borrow up to $10 million at that date.

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

OVERVIEW


     For the three months ended March 31, 1999, the Company recorded revenues of $29.1 million and a net loss of $ 9.8 million. The net loss included an operating loss, excluding non-recurring charges, of $7.4 million. The Company's revenues for the three months ended March 31, 1999 were less than the Company expected. The revenue shortfall, combined with the relatively fixed nature of expenses over the short term, resulted in the loss.

     During the three months ended March 31, 1999, the Company took significant actions to reduce expenses. These actions were focused on cost cutting measures designed to increase operational efficiencies. During February 1999, the Company implemented a staff reduction program primarily related to the severance of ninety-five employees, principally in North American development, headquarters and field operations. Accordingly, the Company recorded a restructuring charge of $1.8 million for the three months ended March 31, 1999. The Company believes that substantially all of the impact of the reduction will be seen in the operating results for the third fiscal quarter of 1999. In addition, the Company continued with its plans to reduce its Asia Pacific operations. The costs associated with these actions were taken as a non-recurring charge in the three-month period ended December 31, 1998.

     The Company's revenues have historically been derived from licensing its Protean, PRISM and Avantis product lines. Each of the Company's product lines support different customers' technology strategies. The Protean product line, which utilizes advanced object technology, tools and databases, is platform independent. The PRISM product line provides customer solutions on the IBM AS/400 platform. The Avantis product line provides customer solutions on both the IBM AS/400 platform and open systems, utilizing object technology. During the three months ended March 31, 1999, license revenues from each of the Company's product lines decreased compared to license revenues during the three months ended March 31, 1998. The decrease in license revenues was the result of the following factors: I) the Company's inability to generate sufficient revenue from its investments in both its direct and indirect sales channels, in particular within the North American Process enterprise resource planning (ERP) geographic segment (described further below) and II) the overall decline in the ERP software application market, which has in part been caused by a decrease in customer demand, as many potential customers are focusing their efforts on the internal resolution of Year 2000 software problems and are consequently not currently focused on ERP or enterprise asset management (EAM) implementations.

     The Company distributes its products and services primarily through a direct sales channel in North America and major European markets, and through affiliates in other parts of the world. The Company has increased its investment in its distribution channel in North America and Europe, as evidenced by increased selling and marketing expenses, comparing the three months ended March 31, 1999 to the same period in 1998. The Company's aggressive investments in the distribution system have not yet matured, but the Company still believes that such expenditures, primarily those related to expanding the direct sales capacity, are critical to generating future revenue growth. One of the Company's challenges will be to add sufficient sales personnel and distributors, and then train and deploy them in time to qualify and close business for the remaining quarters of fiscal 1999. Therefore, the Company currently intends to maintain investments in its distribution system, as its viability going forward will depend on the success of that system.

     During the quarter ended March 31, 1999, the Company continued efforts to develop and enhance versions of its Avantis.Pro and Protean products, aimed at making the products more competitive. The release of Protean 3.1 is currently scheduled for release in June 1999. The Company also continued to invest not only in the translation of its software into additional foreign languages, but also in the integration of its products with a number of third-party software packages.

     Marcam Solutions also derives revenues from providing customer support and consulting services. Customer support is offered to license customers generally based on agreements that are billed annually, with revenues recognized on a ratable basis during the contract period. Consulting services include assisting with customer implementation of licensed software, providing custom programming and system integration services, and providing educational material and instruction in the use of licensed software. As the Company's service business continues to be profitable, the Company expects to maintain current investments in this area.

     The Company believes continued increases in license revenues, primarily Protean and Avantis.Pro, are required to offset the costs of growing the distribution channel and funding development, translation and integration activities related to the Protean and Avantis product line. In the event license revenues are not increased in both the short and long term, the Company may be required to take additional cost saving measures in order to reduce the costs of operating the business. There can be no assurance that the continued development of the distribution channel and the Company's support and services businesses will result in increased revenues or, when combined with potential cost control measures, that these actions will result in operating profitability or positive cash flows from operations. Failure to achieve operating profitability or to generate positive cash flows from operations would materially and adversely affect Marcam Solutions' business, results of operations and financial condition.

RESULTS OF OPERATIONS

REVENUES

     Total revenues decreased 6.1% to $29.1 million during the three-month period ended March 31, 1999, as compared to $31.0 million for the three-month period ended March 31, 1998. For the six-month period ended March 31, 1999, total revenues decreased 6.8% to $55.2 million, as compared to $59.2 million in the same period of 1998.

     License revenues decreased 43.0% to $8.1 million for the three-month period ended March 31, 1999, as compared to $14.2 million for the three-month period ended March 31, 1998. For the six-month period ended March 31, 1999, license revenues decreased 43.4% to $14.5 million, as compared to $25.6 million in the same period of 1998. The decrease in license revenues for the three-and six-month periods ended March 31, 1999, as compared to the same periods in 1998, resulted from decreases of $4.7 million and $9.1 million in license revenue from the Company's ERP products, and decreases of $1.4 million and $2.0 million in license revenues from the Company's EAM products, respectively. The decrease in license revenues is primarily the result of the Company's inability to generate sufficient revenue from its investments in both its direct and indirect sales channels. In addition, the Company believes that a portion of the decrease in license revenues is attributable to the overall decline in the ERP software application market, which has in part been caused by a decrease in customer demand, as many potential customers are focusing their efforts on the internal resolution of Year 2000 software problems and are consequently not currently focused on ERP or EAM implementations.

     Services revenues increased 24.3% to $21.0 million for the three-month period ended March 31, 1999, as compared to $16.9 million for the three-month period ended March 31, 1998. Services revenue for the six-month period ended March 31, 1999 increased 21.8% to $40.8 million, as compared to $33.5 million for the same period in 1998. Services revenues include two distinct components: customer support, including annual software maintenance and support, and consulting, which includes customization, implementation and integration of Marcam Solutions products to meet customer requirements. The increase in services revenues for the three-and six-month periods ended March 31, 1999 as compared to the same periods in 1998, was due primarily to increases of $3.0 million and $4.9 million, respectively, in consulting revenues, and to a lesser extent, increases of $1.1 million and $2.4 million, respectively, in customer support revenues, both resulting from an increase in the Company's customer base.


COST OF LICENSE REVENUES
     Cost of license revenues represented 9.5% and 11.7% of license revenues for the three-and six-month periods ended March 31, 1999, respectively, as compared to 6.4% and 7.9% for the same periods in 1998, respectively. The increase in cost of license revenues as a percentage of license revenues for the three-and six-month periods ended March 31, 1999, as compared to the same periods in 1998, was primarily due to amortization of software development costs and product royalties representing a larger percentage of license revenues compared to the same periods in 1998, given the smaller revenues in the three-and six-month periods ended March 31, 1999.


COST OF SERVICES REVENUES
      Cost of services revenues represented 73.2% and 74.2% of services revenues for the three-and six-month periods ended March 31, 1999, respectively, as compared to 69.1% and 69.9% for the same periods in 1998, respectively. The increase in cost of services revenues as a percentage of services revenues for the three-and six-month periods ended March 31, 1999, as compared to the same periods in 1998, was the result of a decrease in the proportion of support revenues as a percentage of total services revenues. Support revenues typically provide better margins than the Company's other services. In addition, a portion of the increase in cost of services revenues as a percentage of services revenues is the result of increased headcount and subsequent training in the services and support businesses.

SELLING AND MARKETING
     Selling and marketing expenses for the three-month periods ended March 31, 1999 and 1998, were $10.4 million and $9.3 million, respectively. These expenses during the six-month periods ended March 31, 1999 and 1998 were $21.2 million and $18.8 million, respectively. The increase in selling and marketing expenses from 1998 was primarily related to an increase in headcount in both the marketing and sales staff as part of the actions taken to grow the Company's distribution channels. In addition, a portion of this increase is the result of increased spending on the Company's various marketing programs.


PRODUCT DEVELOPMENT
     Product development expenditures during the three months ended March 31, 1999 and 1998 were $8.2 million and $7.9 million, respectively. These expenditures during the six months ended March 31, 1999 and 1998 were $16.1 and $15.4, respectively. The $0.3 million and $0.7 million increases for the three-and six-month periods ended March 31, 1999, as compared to the same periods in 1998, were due to spending increases on the translation of the Company's products to various foreign languages and spending on the development of Protean Release 3.1.

GENERAL AND ADMINISTRATIVE
General and administrative expenses, which include the Company's finance, accounting and corporate administrative functions, increased slightly for the three-and six-month periods ended March 31, 1999, as compared to the same periods in 1998.


NON-RECURRING CHARGES
     During the first quarter of fiscal 1999, the Company's business operations and assets in Asia Pacific were reviewed to identify opportunities for cost reductions, and actions were initiated to reduce operating expenses. As a result of these actions, the Company recorded non-recurring charges totaling $1.5 million in the quarter ended December 31, 1998. These charges relate to the closure of certain Asia Pacific facilities and the termination of the contractual relationship with one of the Company's primary Asia Pacific affiliates. The charges primarily consist of the write-off of receivables from such affiliate, which were considered to be uncollectible as a result of these actions, and to a lesser extent the closure of certain facilities, including associated write-offs of property and equipment and lease cancellation costs.

     During the second quarter of fiscal 1999, the Company recorded a $1.8 million restructuring charge for actions associated with the effort to reduce future operating costs. The restructuring charge included approximately $1.6 million for employee severance and other costs related to the termination of ninety-five employees, principally in North American development, headquarters and field operations, and other costs of approximately $0.2 million. As of March 31, 1999, eighty of the ninety-five employees to be terminated have left the Company. The remaining fifteen employees are expected to leave during the third fiscal quarter of 1999. Payments of $0.4 million had been made in respect of these charges as of March 31, 1999. The Company anticipates that substantially all of the remaining restructuring costs will be paid in fiscal 1999.

INTEREST AND OTHER INCOME
     Interest and other income decreased $0.6 million and $0.9 million for the three-and six-month periods ended March 31, 1999, respectively, as compared to the same periods in 1998. The decreases were primarily related to less interest earned on lower average cash and short-term investment balances during the three-and six-months periods ended March 31, 1999, as compared to the same periods in 1998. In addition, a portion of the decrease from 1998 to 1999 resulted from there being a net gain from changes in currency exchange rates for the three and six months ended March 31, 1998 versus a net loss for the three and six months ended March 31, 1999.

INTEREST AND OTHER EXPENSE
     Interest and other expense increased $0.7 million and $0.5 million for the three-and six-month periods ended March 31, 1999, respectively, as compared to the same periods in 1998. The increase was largely the result of a net loss from changes in currency exchange rates during the three-and six-month periods ended March 31, 1999, as compared to a net gain for the same periods in 1998.

INCOME TAX EXPENSE
     The income tax expense for the three-and six-month periods ended March 31, 1999 was $0.1 million and $0.5 million, respectively. The income tax expense for the three-and six-month periods ended March 31, 1998 was $0.5 million and $1.1 million, respectively. The expense in each period was primarily due to foreign withholding taxes and taxes on income generated in foreign jurisdictions for which U.S. tax credit utilization is currently uncertain. There was no tax benefit recorded in 1999 or 1998 for losses generated in the U.S. due to the uncertainty of realizing such benefits.


LIQUIDITY AND CAPITAL RESOURCES
     The Company has funded its activities in fiscal 1998 and fiscal 1999 with a capital contribution received in July 1997 from MAPICS, Inc. in connection with the spin-off of Marcam Solutions.

     Current assets decreased by $19.4 million during the six-month period ended March 31, 1999, to $42.6 million at March 31, 1999, compared to $62.0 million at September 30, 1998. This decrease was primarily due to lower cash and cash equivalents and short-term investment balances and a reduced accounts receivable balance. Total cash and cash equivalents and short-term investments of $15.0 million as of March 31, 1999 had decreased by $13.1 million from $28.1 million as of September 30, 1998. Cash and cash equivalents was used during the six-month period to fund operating losses, settle tax liabilities and make investments in fixed assets. Accounts receivable as of March 31, 1999 of $23.6 million had decreased by $6.0 million from $29.6 million as of September 30, 1998, due principally to decreased revenues in the six-month period ended March 31, 1999.

     Current liabilities increased by $1.3 million during the six-month period ended March 31, 1999, to $53.4 million as of March 31, 1999, compared to $52.1 million at September 30, 1998. This increase was due to an increase in deferred revenue, and was partially offset by decreases in accounts payable, accrued expenses and other current liabilities. As of March 31, 1999, the Company had no material commitments for capital expenditures. As a result of the changes in current assets and current liabilities, working capital decreased by $20.7 million, to a working capital deficit of $10.8 million as of March 31, 1999, compared to a working capital surplus of $9.9 million as of September 30, 1998. It is important to note that the deferred revenue balance of $20.0 million at March 31, 1999 is a major component of current liabilities and does not represent a typical cash outflow liability.

     During the six-month period ended March 31, 1999, operating activities used approximately $11.2 million of cash. Investing activities used approximately $2.1 million of cash, resulting from $0.6 million of net purchases of short-term investments and $1.5 million used for the purchase of fixed assets. Financing activities used approximately $0.2 million of cash, related to loans to officers and principal payments on capital lease obligations, partially offset by proceeds from the exercise of stock options and common stock issued under the Employee Stock Purchase Plan.

     The Company used cash during the first six months of fiscal 1999 and fiscal year 1998 to fund strategic investments, in particular, substantial expenditures for marketing and selling activities and for product development, and operating losses. For the first six months of fiscal 1999 and for fiscal year 1998, the Company's selling and marketing expenditures were $21.2 million and $40.5 million, respectively. During the first six months of fiscal 1999 and for fiscal year 1998, the Company's product development expenditures were $16.1 million and $32.1 million, respectively. During the remainder of fiscal 1999, the Company intends to continue to invest in selling and marketing activities, while as a result of the restructuring in the quarter ended March 31, 1999 the company expects it will see a decrease in expenditures related to product development. The Company's objective is to fund the selling and marketing investments primarily with cash from improved operations and existing cash resources. Actions currently being taken to reduce expenses as described in the "Overview" section are expected to improve the Company's ability to generate cash from operations. However, the Company's timely ability to generate cash from operations depends upon, among other things, revenue growth, completion and market acceptance of new products, success in selling its current family of products, reductions in operating expenses, availability of trade credit, retention of customers and collection of accounts receivable.

     There can be no assurance that the Company's operations will generate sufficient cash to finance its operations. Until operations improve to meet its cash requirements, the Company will need to rely on existing cash resources and on borrowings available from its credit facility. The credit facility provides a line of credit up to the lesser of $10 million or a percentage of eligible receivables. The Company currently anticipates that cash from improved operations and its available cash will be sufficient to fund operations through 1999. If, however, such sources prove insufficient in 1999 or over the longer term, the Company will be required to make changes in operations or seek additional debt or equity financing. There can be no assurance that any other additional debt or equity financing will be available, or available on terms acceptable to the Company. The continued incurrence of operating losses by Marcam Solutions would have a material and adverse affect on Marcam Solutions' business, financial condition and results of operations.

YEAR 2000 READINESS DISCLOSURE STATEMENT

     To date, the Company has not incurred any material expenditures in connection with identifying or evaluating year 2000 compliance issues. The Company estimates it will not incur any material expenditures on this issue during 1999 to support its compliance initiatives. The Company is in the process of implementing remedies for all issues identified during its initial assessment of its year 2000 issues. Most of the expenses incurred have been, and are expected to be, related to the opportunity costs of employees evaluating and remedying the Company's financial and accounting software, the current versions of the Company's products and general year 2000 compliance matters. The Company believes that it is unlikely to experience a material and adverse impact on its financial condition or results of operations due to year 2000 compliance issues. The Company continues to monitor and improve year 2000 related activities and progress and communicate with our vendors and customers. These activities will continue throughout 1999. However, since the process is ongoing, year 2000 complications may not fully be known and potential liability issues are not clear, the full potential impact of year 2000 issues on the Company is not known at this time. See Marcam Solutions, Inc. Form 10K for the year ended September 30, 1998 for additional disclosures related to the Company's assessment of its year 2000 readiness.

ITEM 3:    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


Not applicable.

PART II.

ITEM 1.  LEGAL PROCEEDINGS


     The Company is subject to legal proceedings and claims which arise in the normal course of business. While the outcome of these matters cannot be predicted with certainty, management does not believe the outcome of any of these other legal matters will have a material and adverse effect on the Company's future financial position or results of operations.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Annual Meeting of Stockholders was held on February 24, 1999. Present in person or by proxy were 6,944,835 shares out of the 7,746,937 shares of the Company's Common Stock issues and outstanding as of the close of business on the record date. At such meeting, John Campbell and E. Clark Grimes were elected as Class II directors to the Board of Directors to each serve a three-year term. The voting for Mr. Campbell was 6,862,418 shares in favor of his election, and 82,417 abstentions. The voting for Mr. Grimes was 6,862,408 shares in favor of his election, and 82,427 abstentions. William O. Grabe, Joe M. Henson and William W. Wyman are all Class I directors whose terms will expire in 2001, and Jonathan C. Crane, Michael J. Quinlan and Franchon M. Smithson are all Class III directors whose terms will expire in 2000.

     The proposal to amend the Company's 1997 Stock Plan to increase the number of shares of Common Stock which may be issued pursuant to the plan from 2,750,000 to 3,500,000 was ratified by the stockholders. The vote was 4,313,572 shares to amend the plan, with 706,656 share against and 19,290 abstentions.

     The selection of PricewaterhouseCoopers LLP by the Board of Directors as auditors for the fiscal year ending September 30,1999, was ratified by the stockholders. The vote was 6,883,772 shares in favor of their selection, with 50,282 share against and 10,781 abstentions.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits


10.1 Loan and Security Agreement dated April 20, 1999 by and between Marcam Solutions, Inc. and Greyrock Capital.


27      Financial Data Schedule

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          MARCAM SOLUTIONS, INC.




                        , 1999           /s/ Harlen B. Plumley
------------------------                 ---------------------
Date                                     Harlen B. Plumley
                                         Chief Financial Officer
                                         (Principal Financial and Accounting
                                         Officer)

EXHIBIT INDEX


Exhibit
Number          Description
--------        -----------

10.1 LOAN AND SECURITY AGREEMENT DATED APRIL 20, 1999 BY AND BETWEEN MARCAM SOLUTIONS, INC. AND GREYROCK CAPITAL.

27              Financial Data Schedule